Form 10-Q
period 1997-09-30
AVTEAM INC
filed 1997-12-11
CIK 1013787

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 1997



                            Commission File 0-20889


                                  AVTEAM, Inc.

           FLORIDA                                             65-0313187
 ------------------------------                            -------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


                3230 EXECUTIVE WAY, MIRAMAR, FLORIDA       33025
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


                                  (954) 431-2359
                                  --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X     No
                                                 ------      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK, $.01 PAR VALUE-11,105,383 SHARES OUTSTANDING AS OF DECEMBER 4, 1997

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        PAGE NO.

PART I. - FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 1997 and
                December 31,  1996                                                                        1

                Condensed Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 1997 and 1996                                                  2

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 1997 and 1996                                                         3

                Notes to Condensed Financial Statements                                                   4

       Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                             7

PART II. - OTHER INFORMATION                                                                             11

SIGNATURES                                                                                               14


Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

                                  AVTEAM, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                        1997           1996*
                                                                   -------------   ------------
                                                                    (Unaudited)

ASSETS
Current assets:
          Cash                                                        $    234       $     --
          Trade accounts receivable, net                                 5,173          5,030
          Inventory                                                     28,747         14,505
          Prepaid expenses                                                 767            219
          Deposits                                                         518          1,250
          Due from affiliate                                                --            343
          Deferred tax benefit                                             622            432
                                                                      --------       --------
Total current assets                                                    36,061         21,779

Revenue producing assets, at cost                                        4,946             --
Accumulated depreciation                                                   (90)            --
                                                                      --------       --------
                                                                         4,856             --
Property and equipment, at cost                                          1,376            789
Accumulated depreciation                                                  (463)          (287)
                                                                      --------       --------
                                                                           913            502
Deposits and other assets                                                  496            136
                                                                      --------       --------
                                                                      $ 42,326       $ 22,417
                                                                      ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Notes payable to bank                                       $  8,911       $    404
          Accounts payable                                               1,689          2,540
          Accrued expenses                                               1,780          1,034
          Customer deposit                                                 110            510
          Current portion of notes payable-lease financing                 233             --
          Current portion of capital lease obligations                      91             69
          Due to shareholders and affiliates                               232            292
                                                                      --------       --------
Total current liabilities                                               13,046          4,849

Capital lease obligations, net of current portion                          100             62

Notes payable-lease financing                                            4,005             --

Notes payable-shareholders                                                 489          2,513

Shareholders' equity:
          Preferred stock, $.01 par value, 20,000,000
             shares authorized, 1,974,642 shares of Class A
             Preferred Stock  and 439,644 shares of Class B
             Preferred Stock issued and outstanding                         24             17
          Class A Common stock, $.01 par value, 77,000,000
             shares authorized, 5,327,772 shares issued and
             outstanding                                                    53             50
          Class B Common stock, $.01 par value, 3,000,000
             shares authorized, no shares issued and outstanding            --             --
          Additional paid-in capital                                    21,895         14,611
          Retained earnings                                              2,714            315
                                                                      --------       --------
Total shareholders' equity                                              24,686         14,993
                                                                      --------       --------
                                                                      $ 42,326       $ 22,417
                                                                      ========       ========

*As restated

See notes to condensed consolidated financial statements.

                                  AVTEAM, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands except per share data)

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                                       1997             1996             1997               1996
                                                                   -----------      -----------       -----------       -----------
                                                                           (Unaudited)                          (Unaudited)
Net sales                                                          $    13,269      $     6,835       $    32,201       $    19,809
Cost of sales                                                            9,718            4,959            22,686            13,878
                                                                   -----------      -----------       -----------       -----------
          Gross profit                                                   3,551            1,876             9,515             5,931
Operating expenses:
          Selling, general, and administrative                           1,643              916             4,232             2,539
          Officers' compensation                                           257              170               655               435
                                                                   -----------      -----------       -----------       -----------
                                                                         1,900            1,086             4,887             2,974
                                                                   -----------      -----------       -----------       -----------
Income from operations                                                   1,651              790             4,628             2,957

Offering expenses                                                           --            1,154                --             1,154
Interest expense, net                                                      389              220               858               569
                                                                   -----------      -----------       -----------       -----------

Income (loss) before provision (credit) for income taxes                 1,262             (584)            3,770             1,234

Provision (credit) for income taxes:
          Current                                                          427               --             1,561                --
          Deferred                                                          32               --              (190)               --
                                                                   -----------      -----------       -----------       -----------
                                                                           459               --             1,371                --
                                                                   -----------      -----------       -----------       -----------

Net income (loss)                                                          803             (584)            2,399             1,234
Adjustments for pro forma provision (credit) for income taxes               --             (210)               --               451
                                                                   -----------      -----------       -----------       -----------

Pro forma net income (loss) (historical for 1997)                  $       803      $      (374)      $     2,399       $       783
                                                                   ===========      ===========       ===========       ===========


Pro forma net income (loss) per common equivalent share
          (historical for 1997)                                    $      0.10      $     (0.05)      $      0.31       $      0.10
                                                                   ===========      ===========       ===========       ===========

Weighted average number of common equivalent
          shares outstanding                                         7,742,058        7,742,058         7,742,058         7,742,058
                                                                   ===========      ===========       ===========       ===========



See notes to condensed consolidated financial statements.

                                  AVTEAM, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                           NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                           1997           1996
                                                         --------       --------
                                                               (Unaudited)

OPERATING ACTIVITIES
Net income                                               $  2,399       $  1,234
Adjustments to reconcile net income
to net cash (used in) operating activities:
   Depreciation and amortization expense                      269            105
   Bad debt expense                                            99              8
   Deferred tax provision                                    (190)            --
   Changes in operating assets and liabilities:
     Trade accounts receivable                               (242)         2,204
     Inventory                                            (14,242)        (3,857)
     Prepaid expenses and deposits                            184         (3,343)
     Due from affiliate                                       343           (243)
     Other assets                                            (360)             8
     Accounts payable                                        (851)        (2,564)
     Accrued expenses and customer deposits                   346          1,634
     Due to shareholders and affiliates                       (60)            --
                                                         --------       --------
          Net cash used in operating activities           (12,305)        (4,814)

INVESTING ACTIVITIES
Additions to revenue producing assets                        (672)            --
Purchases of property and equipment                          (478)          (264)
                                                         --------       --------
          Net cash used in investing activities            (1,150)          (264)

FINANCING ACTIVITIES
Payments on capital leases                                    (52)           (35)
Payments on notes payable-lease financing                     (36)         5,113
Net proceeds from short-term line of credit                 8,507             --
Net proceeds from sale of preferred stock                   5,000             --
Net proceeds from sale of common stock                      2,294             --
Repayment of shareholder loan                              (2,024)            --
Advances from shareholders                                     --            750
Payments on shareholder advances                               --           (750)
                                                         --------       --------
          Net cash provided by financing activities        13,689          5,078
                                                         --------       --------

          Net increase in cash                                234             --
          Cash at beginning of period                          --             --
                                                         --------       --------
          Cash at end of period                          $    234       $     --
                                                         ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                            $    460       $    569
                                                         ========       ========
Equipment acquired under capital leases                  $    112       $     26
                                                         ========       ========
Revenue producing assets acquired under
  lease financing                                        $  4,274       $     --
                                                         ========       ========




See notes to condensed consolidated financial statements.

                                  AVTEAM, Inc.

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1997

1.   GENERAL

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-23829).

     The Company has in the past and may in the future experience substantial fluctuations in its results of operations as a result of seasonal effects. The Company believes that demand for aircraft engines, engine parts and airframe components ("Engines and Components") is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft engines are removed from service during the summer months due to the failure of those particular aircraft engines to comply with exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engine sales, at greater unit purchase prices than the installed parts and components, may cause significant fluctuations in the Company's quarterly results of operations.

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" is effective for fiscal years ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This pronouncement is not expected to have a material impact on the financial statements of the Company.

2.   REVENUE RECOGNITION

     In March and April 1997, the Company entered into agreements with a third party to exchange four aircraft engines, with an inventory value of approximately $3.4 million, and cash of $2.5 million for five aircraft engines valued at $6.9 million. Revenue recognition was delayed until the third quarter of 1997 when the Company completed certain required repairs.

3.   REVENUE PRODUCING ASSETS

     Revenue producing assets are engines leased to users on a short-term basis. Such engines are carried at cost and are depreciated using the straight-line method over periods between five and ten years. Such engines are the subject of a sale/leaseback arrangement. The proceeds under the arrangement are recorded as a financing obligation and will be reduced by payments under the lease over its five year term. The lease agreement provides the Company with an option to terminate the lease and to repurchase the engines at any time after one year at varying rates based on the original sales price.

4.   STOCK ISSUES

     On August 21, 1997, the Company issued and sold to The Clipper Group in a private placement transaction an aggregate of 494,642 shares of Class A Preferred Stock and 219,644 shares of Class B Preferred Stock for an aggregate purchase price of $5,000,002. Pursuant to the Company's Second Amended Articles of Incorporation, all of such shares of Class A Preferred Stock automatically converted into an aggregate of 494,642 shares of Class A Common Stock and all of such shares of Class B Preferred Stock automatically converted into an aggregate of 219,644 shares of Class B Common Stock upon the consummation of the Company's initial public offering (October 30, 1997). The Clipper Group has transferable registration rights for their shares of Common Stock.

     Also, on August 21, 1997, the Company issued 327,772 shares of Class A Common Stock valued at $2,294,404 to the Chairman of the Board of Directors of the Company as payment for a $1,322,479 non-interest bearing note and a $701,278 interest bearing note and as payment for the purchase of inventory, valued at $270,647.

5.   PRO FORMA DISCLOSURES

     PRO FORMA STATEMENTS OF INCOME INFORMATION

     In conjunction with the closing of the private offering of its preferred stock on December 6, 1996, the Company terminated its status as an S corporation. Pro forma net income reflects adjustments for income taxes which would have been recorded if the Company had not been an S corporation for the three and nine month periods ended September 30, 1996.

     PRO FORMA NET INCOME (LOSS) PER COMMON EQUIVALENT SHARE

     Pro forma net income (loss) per common equivalent share is calculated using the weighted average number of common shares and common equivalent shares outstanding during the periods presented. Pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares issued at prices below the estimated public offering price during the 12 months immediately preceding the date of the initial filing of the registration statement have been included in the calculation of common shares, as if they were outstanding for all periods presented.

6.   SUBSEQUENT EVENTS

     On October 30, 1997 the Company, through an initial public offering, sold
     3.033 million shares of Class A Common Stock. The net proceeds before deduction of expenses amounted to $23,960,700. A portion of the proceeds was used to repay the outstanding balance owed under the Company's existing Credit Facility, to repay loans to shareholders and to pay officers' accrued compensation.

     Also on October 30 1997, the Company granted to employees a total of 250,000 options to purchase Class A Common Stock at $8.50 per share under the Company's 1996 Stock Option Plan. The options vest over a three year period and are exercisable over a period of ten years. 350,000 shares of Class A Common Stock remain reserved for issuance under future option grants.

     On November 28, 1997 the Company issued 330,325 additional shares of Class A Common Stock pursuant to the exercise of the over-allotment option granted to the underwriters. Net proceeds before deduction of expenses amounted to approximately $2.6 million.

Part 1. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

AVTEAM, Inc. is a global supplier of aftermarket aircraft engines, engine parts and airframe material. The Company supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April, 1997 the Company, through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc., began providing certain on-wing maintenance and repair and borescope services.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items contained in the Company's condensed consolidated statements of operations expressed as a percentage of net sales:

                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30            SEPTEMBER 30
                                                          1997        1996        1997        1996
                                                          ----        ----        ----        ----
Net sales                                                  100%        100%        100%        100%
Cost of sales                                               73          73          70          70
                                                          ----        ----        ----        ----

Gross profit                                                27          27          30          30
Operating expenses:
          Selling, general, and administrative              12          13          13          13
          Officers' compensation                             2           2           2           2
                                                          ----        ----        ----        ----

                    Total operating expenses                14          15          15          15
                                                          ----        ----        ----        ----

Income from operations                                      13          12          15          15
Offering expenses(1)                                                   (17)                     (6)
Interest expense, net                                       (3)         (3)         (3)         (3)
                                                          ----        ----        ----        ----

Income (loss) before provision for income taxes             10          (8)         12           6
Provision for income taxes(2)                                4          --           4          --
                                                          ----        ----        ----        ----

Net income (loss)(2)                                         6          (8)          8           6
Adjustments for pro forma provision for income taxes        --          (3)         --           2
                                                          ----        ----        ----        ----

Pro forma net income (loss) (historical
  for 1997)(3)                                               6%         (5%)         8%          4%
                                                          ====        ====        ====        ====



(1) Represents a one-time charge against earnings in the approximate amount of $1.2 million for the write-off of the costs associated with a public offering which was withdrawn in August 1996 due to market conditions.

(2) The Company was an S Corporation for federal and state income tax purposes for the taxable periods from inception through December 6, 1996. As a result, the net income of the Company was taxed, for federal and state income tax purposes, directly to the Company's shareholders rather than to the Company.

(3) Assumes that the Company was subject to federal and state income taxes during the periods presented (at an effective tax rate of approximately 38%).

     NET SALES. Net sales increased 94.1% to $13.3 million during the third quarter of 1997 from $6.8 million during the third quarter of 1996. For the first nine months of 1997 net sales increased 65.6% to $32.2 million from $19.8 million for the first nine months of 1996. The increases are primarily due to increased whole engine sales and higher levels of airframe component inventory available for sale resulting from purchases of whole aircraft which were disassembled.

     GROSS PROFIT. Gross profit increased 89.3% to $3.6 million during the third quarter of 1997 from $1.9 million during the third quarter of 1996. For the first nine months of 1997 gross profit increased 60.4% to $9.5 million from $5.9 million during the first nine months of 1996. Gross margins for the third quarter and for three quarters of 1997 compared to the same periods of 1996 remained constant.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 79.4% to $1.6 million during the third quarter of 1997 from $916,000 during the third quarter of 1996. During the first nine months of 1997, selling, general and administrative expense increased 66.7% to $4.2 million from $2.5 million during the first nine months of 1996. As a percentage of net sales, such expense decreased to 12.4% during the third quarter of 1997 from 13.4% during the third quarter of 1996. During the first nine months of 1997, the percentage of selling, general and administrative expense to net sales remained approximately the same as the percentage of such expense to net sales during the first nine months of 1996. The expense increases are primarily attributed to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments and start-up costs related to the Company's new Texas-based field services operation.

     OFFICERS' COMPENSATION. Officers' compensation increased 51% to $257,000 during the third quarter of 1997 from $170,000 during the third quarter of 1996. During the first nine months of 1997 officers' compensation increased 51% to $665,000 from $435,000 during the first nine months of 1996. As a percentage of net sales, such expense remained constant at approximately 2% for the third quarter and the three quarters of 1997 and for the same periods for 1996. These increases reflect the effect of an amendment to the employment agreements of the two senior executives of the Company, the hiring of a Chief Financial Officer in April 1996, the appointment of an executive officer in the fourth quarter of 1996 and the hiring of a vice president at the end of the first quarter of 1997.

     NET INTEREST EXPENSE. Net interest expense increased 76.8% to $389,000 during the third quarter of 1997 from $220,000 during the third quarter of 1996. During the first nine months of 1997 net interest expense increased 50.8% to $858,000 from $569,000 during the nine months of 1996. Such expense, as a percentage of net sales remained at approximately 3% for all periods. The increased interest expense is a result of higher borrowing levels in order to support the higher level of inventory available for sale.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations. Net cash provided by financing activities, derived primarily from bank lines of credit and advances from stockholders, was $13.7 million during the nine months ended September 30, 1997. In May 1997, the Company launched a program in conjunction with third-party financing sources under which the Company leases aircraft engines to its customers, which increased the Company's liquidity and provided working capital for the purchase of additional aircraft engines.

     The Company's existing Credit Facility matures in May 1998. At September 30, 1997, the Company had outstanding borrowings under the Credit Facility of approximately $8.9 million. On November 5, 1997, upon receipt of the net proceeds of its initial public offering, the Company repaid its outstanding obligations under the Credit Facility of $12.0 million.

     On July 25, 1997, the Company entered into an agreement with NationsBanc Leasing Corporation ("NBLC") whereby the Company sold three Pratt & Whitney JT8D engines to NBLC for approximately $4.3 million and subsequently leased-back such engines for a period of five years at fixed monthly payments. The Company, at its option, may repurchase any of these engines at a predetermined percentage of the original leased amount beginning in July 1998. As of September 30, 1997, the engines subject to this agreement were on short-term leases to third parties. Payments under such leases provide sufficient cash flow to exceed the Company's payments to NBLC. The proceeds from the sale of these engines were used by the Company to reduce the outstanding balance of its credit facility.

     On August 21, 1997, the Company issued and sold Class A Preferred Stock and Class B Preferred Stock to The Clipper Group for an aggregate purchase price of approximately $5.0 million, with the proceeds being used to reduce the outstanding balance of its credit facility.

     Also, on August 21, 1997, the Company issued and sold 327,772 shares of Class A Common Stock to Leon Sragowicz, Chairman of the Board of Directors, as payment for loans made by Mr. Sragowicz to the Company in the amount of approximately $2.0 million and payment for the remaining inventory of Pratt & Whitney engine parts valued at approximately $300,000.

     On October 30, 1997, the Company, through an initial public offering, sold
3.033 million shares of Class A Common Stock. The net proceeds before deduction of expenses amounted to $23,960,700. A portion of the proceeds was used to repay the outstanding balance owed under the Company's existing credit facility, to repay shareholder loans and to pay officer's accrued compensation. On November 28, 1997, the Company sold 330,325 shares of Class A Common Stock pursuant to the exercise of the over-allotment option granted the underwriters. After expenses, it is expected that the Company will have approximately $14 million available for working capital and general corporate purposes.

     The Company believes that current levels of working capital and amounts available under the Credit Facility will enable it to meet its liquidity requirements for the next twelve months.

SEASONALITY

     The Company believes that demand for Engines and Components is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft engines are removed from service during the summer months due to the failure of those particular aircraft engines to comply with exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engine sales, at greater unit purchase prices than the installed parts and components, may cause significant fluctuations in the Company's quarterly results. The Company has in the past and may in the future experience substantial quarterly fluctuations in its results of operations due to these seasonal effects.

PART II.  -   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On January 1, 1995, pursuant to the terms of certain stock options granted by the Company, certain executive officers of the Company acquired an aggregate of 71.35 shares of the then outstanding Class A Common Stock, par value $1.00 per share, as evidenced by certain promissory notes each in the amount of $239,097. Such securities were issued pursuant to exemptions set forth in
Section 4(2) of the Securities Act. The recipients of the shares of Class A Common Stock represented their intentions to acquire the securities for investment only and not with a view to sell the securities in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates.

     On December 31, 1995, pursuant to the terms of certain stock options granted by the Company, certain executive officers of the Company acquired an aggregate of 178.65 shares of the then outstanding Class A Common Stock, par value $1.00 per share, as evidenced by certain promissory notes in the aggregate amount of $1,120,245. Such securities were issued pursuant to exemptions set forth in Section 4(2) of the Securities Act. The recipients of the shares of Class A Common Stock represented their intentions to acquire the securities for investment only and not with a view to sell the securities in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates.

     In March 1996, the Company amended and restated its Articles of Incorporation, pursuant to which each share of the then outstanding class of Class A Common Stock, par value $1.00 per share, was converted into 4,000 shares of the currently outstanding class of Class A Common Stock, par value $.01 per share. The Company issued and aggregate of 5,000,000 shares of Class A Common Stock for no additional consideration in connection with such share conversion.

     On December 6, 1996, the Company issued and sold 1,489,000 shares of Class A Preferred Stock and 220,000 shares of Class B Preferred Stock to The Clipper Group for an aggregate purchase price of $11.9 million in reliance upon Regulation D and Section 4(2) of the Securites Act. On August 21, 1997, the Company issued and sold 494,642 shares of Class A Preferred Stock and 219,644 shares of Class B Preferred Stock to the Clipper Group for an aggregate purchase price of $5,000,002 in reliance upon Regulation D and Section 4(2) of the Securities Act. The Cipper Group represented their intentions to acquire the securities for investment only and not with a view to sell the securities in connection with any distribution thereof and appropriate restrictive legends were affixed to the share certificates. The Clipper Group had adequate access to information about the Registrant. The Registrant believes that the Clipper Group were accredited investors as defined in Rule 501 promulgated under the Securities Act.

     On August 21, 1997, the Company issued and sold 327,772 shares of Class A Common Stock to Leon Sragowicz, the Chairman of the Board of Directors and majority shareholder of the Company for an aggregate purchase price of $2,294,404 in reliance upon Regulation D and Section 4(2) of the Securites Act. Mr Sragowicz represented his intentions to acquire the securities for investment only and not with a view to sell the securities in connection with any distribution thereof and an appropriate restrictive legend was affixed to the share certificate. Mr. Sragowicz had access to adequate information about the Registrant. The Registrant believes that Mr. Sragowicz was an accredited investor as defined in Rule 501 promulgated under the Securities Act.

     No underwriting discounts or commissions were paid in connection with any of the foregoing transactions.

PART II.  -   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-K

                  (27) Financial Data Schedule.

(b) Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AVTEAM, Inc.




                                        ----------------------------------
                                                   (Registrant)




Date: November ___, 1997                /s/  DONALD A. GRAW
                                        -------------------------------------
                                        Donald A. Graw
                                        President and Chief Executive Officer




Date: November ___, 1997                /s/  MARK S. KOONDEL
                                        -------------------------------------
                                        Mark S. Koondel
                                        Chief Financial Officer and Treasurer