Form 10-K
period 1997-12-31
AVTEAM INC
filed 1998-03-30
CIK 1013787

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______


                         Commission File Number 0-20889


                                  AVTEAM, INC.
             (Exact name of Registrant as specified in its charter)


                Florida                                        65-0313187
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)


            3230 Executive Way                                    33025
              Miramar, Florida                                  (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (954) 431-2359


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

       As of March 24, 1998, (a) 10,665,739 shares of Class A Common Stock, par value $.01 per share, of the Registrant (the "Class A Common Stock") were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding; (b) the number of shares of Class A Common Stock held by non-affiliates was 4,835,567; and (c) the aggregate market value of the Class A Common Stock (based on the closing price on the Class A Common Stock on March 24, 1998 as quoted on the Nasdaq Stock Market's National Market, which was $11.50 per share) held by non-affiliates was approximately $55,609,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Information required by Part III of this Annual Report is incorporated by reference to portions of Registrant's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

================================================================================

                                  AVTEAM, INC.

                                TABLE OF CONTENTS

                                                                                            PAGE
PART I

Item 1       Business.......................................................................   2

Item 2       Properties.....................................................................  11

Item 3       Legal Proceedings..............................................................  11

Item 4       Submission of Matters to a  Vote of
             Security Holders...............................................................  11

PART II

Item 5       Market for the Registrant's Common
             Equity and Related Shareholder Matters.........................................  11

Item 6       Selected Financial Data........................................................  12

Item 7       Management's Discussion and Analysis
             Of Financial Condition and Results of Operations...............................  12

Item 8       Financial Statements and Supplementary Data....................................  17

Item 9       Changes in and Disagreements with Auditors on
             Accounting and Financial Disclosure............................................  17

PART III

Item 10      Directors and Executive Officers of the Registrant.............................  17

Item 11      Executive Compensation.........................................................  17

Item 12      Security Ownership of Certain
             Beneficial Owners and Management...............................................  17

Item 13      Certain Relationships and Related Transactions.................................  17

PART IV

Item 14      Exhibits, Financial Statement Schedules
             And Reports on Form 8-K........................................................  18



                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K OF AVTEAM, INC. ("AVTEAM" OR THE "COMPANY") CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. "FORWARD LOOKING STATEMENTS" INCLUDE STATEMENTS THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES, SUCH AS "WILL RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "PLANS," "INTENDS," "ESTIMATED," "PROJECTION" AND "OUTLOOK"). FOR A VARIETY OF REASONS, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM PREDICTED OR EXPECTED RESULTS ARE THE
FOLLOWING: A DECLINE IN THE DEMAND FOR AFTERMARKET AIRCRAFT ENGINES, ENGINE PARTS AND AIRFRAME COMPONENTS, WHICH COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S REVENUES; THE AVAILABILITY OF AIRCRAFT ENGINES, ENGINE PARTS AND AIRFRAME COMPONENTS FOR RESALE, WHICH COULD HAMPER THE COMPANY'S ABILITY TO MAINTAIN ADEQUATE LEVELS OF INVENTORY AND MEET CUSTOMER DEMAND; THE POSSIBILITY THAT REGULATORY CHANGES AND UNFORESEEN EVENTS COULD IMPACT THE COMPANY'S ABILITY TO PROVIDE PRODUCTS AND SERVICES TO ITS CUSTOMERS; EXISTING COMPETITION FROM NATIONAL AND REGIONAL COMPETITORS, WHICH COULD RESULT IN PRICING AND OTHER PRESSURES ON PROFITABILITY AND MARKET SHARE; AND OTHER RISKS AND UNCERTAINTIES SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), INCLUDING BUT NOT LIMITED TO THE COMPANY'S PROSPECTUS DATED OCTOBER 30, 1997, FOR ITS INITIAL PUBLIC OFFERING, THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997, AND THIS REPORT. CONSEQUENTLY, THE READER IS CAUTIONED TO CONSIDER ALL FORWARD-LOOKING STATEMENTS IN LIGHT OF THE RISKS TO WHICH THEY ARE SUBJECT.

ITEM 1. BUSINESS

GENERAL

         AVTEAM is a global supplier of aftermarket aircraft engines, engine parts and airframe components ("Engines and Components"). The Company has historically focused on the purchase and resale of Engines and Components for the Pratt & Whitney JT8D series of engines, which power approximately 40% of the world's commercial aviation fleet. The Company has recently expanded its product line to include the CFM56 series of engines, which had the highest production volume of any commercial engine series in 1997. The Company works with its worldwide network of industry contacts to identify and evaluate Engines and Components and surplus aircraft for potential acquisition. Engines and Components are either made available for immediate resale or repaired by FAA-licensed repair facilities and then resold. Surplus aircraft are disassembled and sold as parts by the Company. The Company resells Engines and Components to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Since its inception, the Company has substantially increased its revenue base, broadened the range of products and services offered and taken consistent steps to ensure the quality of its products and services. From $3.9 million in 1993, the Company's net sales reached $52.9 million in 1997, when the Company supplied over 600 customers worldwide. The Company's revenue growth from 1996 to 1997 was 66.7%. In November 1996, the Company became the first aftermarket supplier to receive quality accreditation from the Airline Suppliers Association, an FAA-recognized independent quality assurance organization. The Company believes that there are currently fewer than 25 accredited aftermarket suppliers who compete directly with AVTEAM.

RECENT EVENTS

         On November 3, 1997, the Company completed an initial public offering of 4,500,000 shares of its Class A Common Stock at an offering price of $8.50 per share (the "Offering"). Of the shares of Class A Common Stock offered thereby, 3,033,000 shares were sold by the Company and 1,467,000 shares were sold by Sragowicz Foundation, Inc., a shareholder of the Company. On December 3, 1997, the Company sold an additional 330,325 shares of its Class A Common Stock at an offering price of $8.50 per share upon the exercise of an underwriters' over-allotment option. The Company received aggregate net proceeds from the Offering of approximately $25.5 million. Of this amount, $12.5 million was used to repay outstanding indebtedness, $200,000 was used for payment of accrued compensation and the balance of approximately $12.8 million will be used for working capital and general corporate purposes, including the purchase of surplus aircraft and Engines and Components for the Company's inventory and the funding of the acquisition of complementary businesses.

INDUSTRY OVERVIEW

         The Company believes that the annual worldwide aftermarket for Engines and Components is approximately $10 billion of which approximately $1 billion represents sales and leases of JT8D Engines and Components. The aftermarket for Engines and Components is highly fragmented, with a limited number of well-capitalized companies selling a broad range of products and numerous smaller competitors serving distinct market niches. The Company believes that the following factors will contribute to the continued growth of the aftermarket for Engines and Components and will accelerate the trend towards consolidation in the industry: (i) growth in air transit activity; (ii) increase in the number of older commercial aircraft; (iii) aircraft operators' demand for full service suppliers; and (iv) increased regulatory scrutiny.

         GROWTH IN AIR TRANSIT ACTIVITY. According to Boeing's 1997 Market Outlook, by the year 2006, global air travel will increase approximately 75%, and the number of passenger and cargo aircraft in service will increase by approximately 48%. The Company believes that growth in air transit activity will continue to increase the demand for aftermarket Engines and Components.

         INCREASE IN THE UTILIZATION OF OLDER COMMERCIAL AIRCRAFT. Increased demand for air travel and the need for aircraft operators to reduce operating and capital costs have prompted many airlines to extend the useful life of older equipment. The installation of FAA-approved hushkits and extended life maintenance programs have increased the useful life of aircraft utilizing JT8D engines for many operators. In addition, many second-tier foreign and domestic aircraft operators are increasing their fleets through the acquisition of less expensive used aircraft, which typically require more maintenance and replacement parts than new aircraft.

         AIRCRAFT OPERATORS' DEMAND FOR FULL SERVICE SUPPLIERS. Cost considerations are causing aircraft operators to reduce the size of their spare parts inventories, while cost and quality concerns cause them to maintain relationships with a more limited number of approved suppliers. As a result, many airlines today require full service suppliers that provide a broad array of products and services.

         INCREASED REGULATORY SCRUTINY. Increased regulatory scrutiny by the FAA of the airline industry has created opportunities for aftermarket parts suppliers with the infrastructure and quality systems to satisfy increased regulatory standards. In September 1996, the FAA issued an advisory circular recommending voluntary industry oversight and accreditation of aftermarket parts suppliers. In response to regulatory scrutiny, aircraft operators have increased their documentation requirements for products purchased in the aftermarket. The Company believes that regulatory scrutiny will continue to increase, forcing aftermarket suppliers to meet higher quality standards, which may strain the resources of smaller competitors.

BUSINESS STRATEGY

         The Company believes that its industry experience and capabilities position it to expand its market presence in the growing aftermarket for Engines and Components. The Company intends to build upon its success and exploit favorable industry dynamics by: (i) capitalizing on its worldwide sourcing network; (ii) continuing its commitment to quality leadership; (iii) broadening its product line; (iv) increasing sales to aircraft operators by providing value-added services; and (v) pursuing strategic acquisitions.

         CAPITALIZE ON WORLDWIDE SOURCING NETWORK. The Company believes that purchasing Engines and Components on a timely basis and at favorable prices is critical. Although there are well-developed channels for distribution of Engines and Components by aftermarket suppliers, there is no consistent, reliable and organized market for aftermarket suppliers to acquire their inventory. Accordingly, the Company has developed a sourcing network of independent agents operating throughout the world that assists management in identifying available products and facilitates quick evaluation of products and execution of purchasing decisions.

         CONTINUE COMMITMENT TO QUALITY LEADERSHIP. The Company emphasizes adherence to high quality standards at each stage of its operations (product acquisitions, overhaul, documentation, inventory control and delivery). Of the approximately 2,500 world-wide distributors offering parts to civil aviation purchasers, the Company was the first aftermarket supplier to meet the voluntary accreditation quality system standard of the Airline Suppliers Association as endorsed by the FAA.

         BROADEN PRODUCT LINE. The Company has recently expanded its product line to include higher thrust models of the JT8D series of engines and other high thrust engines, such as the CFM56 engine. The CFM56 has been in service since 1982 and an active aftermarket in this engine has begun to emerge. The installed base of these engines is expected to approximate the size of the current installed base of the JT8D within the next few years. The Company acquired two CFM56 engines in 1997. One of these engines has been disassembled to provide the Company with its initial inventory of CFM56 engine parts. The other engine was sold as a whole engine. The Company also plans to increase its availability of airframe components as it continues to acquire surplus aircraft for disassembly and additional supply of engine inventory.

         INCREASE SALES TO AIRCRAFT OPERATORS BY PROVIDING VALUE-ADDED SERVICES. The Company believes that aircraft operators' increased demand for full service creates considerable opportunities for larger, well-capitalized aftermarket suppliers. The Company intends to take advantage of this trend and differentiate itself from other aftermarket suppliers by providing a full range of products and services, including an expanded range of engine field services, such as borescoping and hushkit installations, a full range of on-wing maintenance services, engine and aircraft leasing programs and engine management services.

         PURSUE STRATEGIC ACQUISITIONS. The Company's facilities, management information systems and management structure have been designed to support future growth and to enable the Company to benefit from the trend towards industry consolidation. The Company may selectively acquire companies that complement its existing business.

PRODUCTS

         The Company's product line includes Engines and Components for all models of the JT8D series and airframe components for DC-9 and Boeing 707 and 727 aircraft. Although production of most models of the JT8D ceased in 1987, the JT8D engine continues to power approximately 40% of the world's commercial aircraft. Since there currently is no cost-effective replacement for the JT8D engine with which to power existing narrow-body aircraft, operators continue to maintain their older engines. The Company believes that there will be continuing demand for JT8D products. The Company has recently expanded its product line to include Engines and Components for higher thrust engines, such as the CFM56 manufactured by CFM International, which are owned by approximately 210 companies worldwide. The Company acquired two CFM56 engines in 1997. One of these engines has been disassembled to provide the Company with its initial inventory of CFM56 engine parts. The other engine was sold as a whole engine. The following chart indicates the Company's estimate of the number of JT8D and CFM56 engines currently in service, as well as the principal types of aircraft utilizing such engines.


                                                NUMBER
ENGINE TYPE                                   IN SERVICE                 AIRCRAFT APPLICATION
-----------                                 ---------------    ----------------------------------------

Pratt & Whitney
    JT8D-7-17.............................       10,300        DC-9, B727, B737
    -200..................................        2,700        B727, MD-80
CFM International
    CFM56-3, -5...........................        7,700        B737, A319, A320, A321, A340


         Engines and Components are classified within the industry as "factory new", "new surplus", "overhauled", "serviceable" and "as removed". A new engine or part is one that has never been installed. Factory new Engines or Components are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other suppliers. An overhauled Engine or Component is one which has been completely disassembled, inspected, repaired, reassembled and tested by an FAA-licensed repair facility. An Engine or Component is classified as serviceable if it is repaired by an FAA-licensed repair facility rather than being completely disassembled and overhauled. An Engine or Component may also be classified as serviceable if it is removed by the operator while operating under an approved maintenance program, is functional and meets the manufacturer's time and cycle restrictions applicable to the part. A new, overhauled or serviceable designation indicates that the engine or part can be immediately placed in service on an aircraft. An Engine or Component in "as removed" condition requires functional testing, repair or overhaul by an FAA-licensed repair facility prior to being returned to service in an aircraft and is classified as "non-serviceable."

         ENGINE PARTS. The Company's inventory of engine parts consists primarily of parts for the JT8D series of engines and includes a broad selection of over 4,000 items. The Company obtains most of its components by purchasing and disassembling engines. The Company prices individual components based upon their classification, condition and general level of availability in the aftermarket. Greater than 80% of the Company's engine parts inventory is purchased in "as removed" condition and therefore requires inspection and possible overhaul by FAA-licensed repair facilities prior to installation. FAA-licensed repair facilities specialize in different inspection and overhaul procedures and the Company has an approved vendor list consisting of over 50 FAA-licensed repair facilities.

         The Company has designed and equipped a disassembly facility for JT8D engines, with flexibility to accommodate substantial growth in volume and expansion into other types of aircraft engines, and hired personnel to conduct engine disassembly operations. As a result, the Company has significantly improved aircraft engine disassembly turnaround time.

         WHOLE ENGINES. The Company purchases either serviceable engines for immediate resale or non-serviceable engines that are repaired and/or overhauled for the Company by FAA-licensed repair facilities and then resold. In certain cases, the Company specifies the workscope of repair based on the specifications of its customers. The Company uses engine parts from its inventory to minimize the repair costs to benefit its customers. Prices for engines depend on the level of thrust, availability of the engine type at time of sale and the buyer's circumstances. In the event that an aircraft requires a replacement engine, a customer may be willing to pay a premium for a serviceable engine which can be delivered immediately.

         AIRFRAME COMPONENTS. The Company provides a full range of DC-9 rotable airframe components which it acquires through the purchase of whole DC-9 aircraft. A rotable is a component which is removed periodically as mandated by an operator's maintenance procedure or on an "as needed" basis and is typically repaired or overhauled and reused an indefinite number of times. Sales of rotable airframe components include avionics equipment (for example, fuel and altitude indicators) and actuators (for example, devices that perform certain mechanical functions). The Company expects to increase its inventory of airframe components as part of its growth strategy.

SERVICES

         FIELD SERVICES. The Company offers engine borescoping services, a diagnostic procedure utilizing a video camera attached to the end of a thin tube which is inserted into engine sections to analyze the condition of an engine without disassembly. The service is performed by a Company technician certified by the OEM. The Company also utilizes its borescoping capabilities to evaluate substantially all engines which the Company has the opportunity to purchase. In February 1997, the Company, through AAFS, its newly-formed subsidiary, entered into a 40-month lease of approximately 5,300 square feet in Dallas, Texas, from which it began to conduct expanded borescope, repair and other service operations. AAFS has received FAA certification to perform a broad range of on-wing maintenance services, including the installation of hush-kits on JT8D engines and the repair and replacement of a limited number of engine parts and components. In March 1997, AAFS entered into a licensing agreement with Pratt & Whitney pursuant to which Pratt & Whitney has designated AAFS as an approved source of borescope, repair and certain on-wing maintenance services for Pratt & Whitney engines (the "Pratt & Whitney Field Services Agreement"). See " -- Relationship with Pratt & Whitney." In August 1997, AAFS entered into an agreement with Southwest Airlines Co. whereby AAFS was engaged on an exclusive basis to install hushkits on its Pratt & Whitney JT8D-9A engines. As of March 1998, the Company has 11 employees with an average of 21 years of industry experience performing these activities.

         ENGINE MANAGEMENT SERVICES. In 1998, the Company began offering engine management services to its customers. Services provided by the Company includes arranging for volume discounts and competitive bids for third party services, preparing workscopes for the repair of engines, monitoring engines through the entire repair process, providing cost-effective replacement parts, and auditing repair invoices. By offering engine management services, the Company is able to leverage the expertise it has developed in managing the repair of engines which it has acquired.

         ENGINE AND AIRCRAFT LEASING SERVICES. In May 1997, the Company began to offer operating leases of aircraft engines. In February 1998, the Company began to offer operating leases of aircraft to airlines. The Company intends to capitalize on the increasing demand by aircraft operators for operating leases which are being used as an alternative to traditional aircraft and aircraft engine financing arrangements. By entering into such leases, the Company will be better able to control its future supply of engines and aircraft and retain the potential benefit of the residual value of such engines and aircraft.

QUALITY ASSURANCE

         The Company adheres to stringent quality control standards and procedures in the purchase and sale of its products. In November 1996, the Airline Suppliers Association, an FAA-recognized independent quality assurance organization, accredited the Company as an aftermarket supplier after the completion of an extensive operational audit and numerous meetings with the Company's management. The Company was the first aftermarket supplier to receive such accreditation, and the Company believes that there are currently fewer than 25 accredited aftermarket suppliers who directly compete with the Company.

         Because aircraft operators require a readily available and identifiable source of inventory meeting regulatory requirements, the Company has implemented a total quality assurance program. This program consists of numerous quality procedures, including the following:

         o Inspection procedures mandating that procured Engines and Components be traceable to a source approved by the Company

         o        Detailed inspections of overhauled Engines and Components

         o Training and supervision of personnel to properly carry out the total quality assurance program

         o On-going quality review board meetings to oversee the total quality assurance program

         In addition, as part of its total quality assurance program, the Company has implemented a repair facility performance monitoring program which requires each FAA-licensed repair facility used by the Company to perform a self-audit of its operations on a regular basis and to submit to a facility audit performed by an independent quality assurance organization retained by the Company.

PURCHASING

         The Company's business is substantially dependent on its purchasing activities because its net sales are directly influenced by the level of inventory available for sale. Accordingly, senior management of the Company takes a significant role in identifying, negotiating and acquiring surplus aircraft and Engines and Components. Because the size of the Company's inventory is critical to its results of operations and because there is no organized market to procure surplus inventory, the Company's operations are materially dependent on the success of management in identifying potential sources of inventory and effecting timely purchases at acceptable prices. In order to acquire inventory effectively, the Company's purchasing procedures include:

         o Deploying field personnel to identify potentially available surplus aircraft and Engines and Components

         o Appointing representatives domestically and abroad to identify purchase opportunities

         o        Purchasing for cash rather than seeking extended payment terms

         o Maintaining a streamlined review process in order to make timely offers

         o Involving senior management in negotiating and closing purchases

The Company historically acquired its inventories of Engines and Components primarily through the purchase of surplus aircraft and engines and engine parts inventories and acquired its airframe component inventory on a consignment basis. The Company's experience is that, while consignments are a means to obtain inventory with a minimum commitment of capital, outright purchases generally result in higher gross margins on sales of such inventory. Accordingly, the Company is seeking to increase its outright purchase of airframe components to supplement its consignment inventory. "Bulk" purchase opportunities often arise when airlines, in order to reduce expenses or change fleet, sell large amounts of inventory in a single transaction. The Company has completed three large bulk inventory purchases since 1992 and intends to pursue additional bulk inventory purchase opportunities if and as they become available.

SALES AND MARKETING

         The majority of the Company's day-to-day sales are accomplished through its sales force, which currently consists of 14 employees, supplemented by eight consultants and representatives worldwide for attracting and maintaining relationships with customers. The Company is a member of various trade and business organizations which provides appropriate industry exposure.

         The Company advertises its available inventories held for sale on the Inventory Locator System "ILS," an aviation parts information network which enables approximately 2,300 buyers, including major airlines and repair facilities, to access the Company's inventory. The Company is able to market all available Engines and Components through the ILS and customers can locate the Company's inventory noting quantities, part numbers, and condition. Customers may request quotes for any specific part through direct electronic interface with the Company. Pricing information is not available on the ILS and the Company bases its pricing for particular parts on its extensive industry knowledge.

RELATIONSHIP WITH PRATT & WHITNEY

         In connection with the Pratt & Whitney Field Services Agreement, AAFS is recognized by Pratt & Whitney as an approved source of borescope, repair and certain on-wing maintenance services for Pratt & Whitney engines. The Company believes that AAFS was selected by Pratt & Whitney primarily because of the significant industry experience of AAFS' employees in performing these field services. Pratt & Whitney has agreed to list AAFS in engine manuals as an approved source of such field services, direct inquiries for such field services to AAFS and provide on going qualification training to AAFS' employees. In return, Pratt & Whitney is entitled to a fee based on AAFS' revenues related to such field services. The Pratt & Whitney Field Services Agreement expires December 1999. As of March 1998, the Company was one of only three companies worldwide recognized by Pratt & Whitney as an approved source of these field services.

MANAGEMENT INFORMATION SYSTEMS

         The Company's management information systems include a customized inventory information technology system which is fully integrated with the Company's accounting system and assists management in planning, operating and controlling its business activities.

         The information system contains the most current information regarding each item in the Company's inventory. By accessing the information system, the Company can document: (i) full traceability to the FAA-approved point of origin for any part (whether to the OEM, an approved agent of the OEM or an FAA-licensed repair facility); (ii) the aircraft or engine from which the part originated; (iii) the availability and condition of parts in the Company's inventory and, if at an FAA-licensed repair facility, when such parts are due to be returned; (iv) the sales history regarding the type of parts sold to the Company's customers (including dates and sales prices); (v) the status of customer orders; and (vi) any relevant purchase commitments. The information system also provides time and usage cycles for life-limited parts.

         The information system has an automatic interface that transfers sales and customer accounts receivable transactions to the primary accounting records and subsidiary ledger. Purchase and sales commitment data, real-time inventory levels, recording of inventory movements and current assessment of supply and demand for various parts are the subject of daily reports to management.

         The Company recently completed an upgrade which increased the capacity of its management information system to accommodate higher inventory levels and additional users. The Company is in the process of upgrading its management information system to include a state-of-the-art document scanning system, thereby allowing for improved accuracy and faster retrieval of inventory traceability documents that must accompany all sales for regulatory compliance.

         The Company believes that it has prepared its computer systems and related software to accommodate data sensitive information relating to the Year 2000. The Company expects that any additional costs related to ensuring such systems and software to be Year 2000-compliant will not be material to the financial condition or results of operations of the Company. In addition, the Company is discussing with its vendors and customers the possibility of any difficulties which may affect the Company as a result of its vendors and customers ensuring that their computer systems and software are Year 2000-compliant. To date, no significant concerns have been identified. However, there can be no assurance that no Year 2000-related computer operating problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers.

REGULATION

         The aviation industry is highly regulated in the United States by the FAA and in other countries by similar regulatory agencies. These regulations are designed to insure that all aircraft and aviation equipment are continuously maintained in proper condition for the safe operation of aircraft. While the Company's principal operations are not currently regulated directly by the FAA, the independent facilities that repair and overhaul the Company's products and the aircraft operators that ultimately utilize the Company's products are subject to extensive regulation. Accordingly, the Company must consider the regulatory requirements of its customers and provide them with Engines and Components that comply with airworthiness standards established by the FAA and the OEMs, together with required documentation which enables these customers to comply with other applicable regulatory requirements. The inspection, maintenance and repair procedures for the various types of aircraft and aviation equipment are prescribed by regulatory authorities and can be performed only by FAA-licensed repair facilities utilizing certified technicians. Compliance with the applicable FAA and OEM standards are required prior to installation of a part on an aircraft. The Company only utilizes FAA-licensed repair facilities to repair and certify aircraft engines and parts. The Company has recently expanded the range of services that it offers to include on-wing engine maintenance consisting of the installation of hush-kits on JT8D engines and the repair and replacement of a limited number of engine parts and components that required AAFS to obtain FAA certification, which it obtained in April 1997.

         In June 1996, the FAA articulated a series of changes in the FAA's inspection policies to enhance its oversight of aircraft operators that rely on third-party maintenance. The effect on the Company of such changes to the FAA's inspection policies may be to reduce the number of third-party maintenance providers that provide services to the Company. To date, the Company's operations have not been materially adversely effected as a result of such regulations.

         In September 1996, the FAA issued an advisory circular to support the implementation of a voluntary accreditation program for civil aircraft parts suppliers. This accreditation program establishes quality standards applicable to aftermarket suppliers, such as the Company, and designates FAA approved organizations to perform quality assurance audits for initial accreditation of aftermarket suppliers. Quality assurance audits are required on an on-going basis to maintain accreditation. In November 1996, the Airline Suppliers Association, an FAA-recognized independent quality assurance organization, accredited the Company as an aftermarket supplier after the completion of an extensive facilities audit and numerous meetings with the Company's management. The Company was the first aftermarket supplier to receive such quality accreditation, and the Company believes that there are currently fewer than 25 accredited aftermarket suppliers who compete directly with AVTEAM. The FAA considers that obtaining civil aircraft parts through accredited suppliers is a sound safety practice. Parts procured from an accredited supplier convey assurance to the purchaser that the quality is as stated and the appropriate documentation is on a file at the supplier's place of business. Furthermore, accreditation provides assurance that the supplier has implemented an appropriate quality assurance system and has demonstrated the ability to maintain that system. The Company believes that ongoing quality assurance audits and strict adherence to its quality assurance system is essential to meeting the needs of its existing and future customers.

         Because the Company's sales consist largely of older series JT8D engines and parts, regulations promulgated by the FAA governing noise emission standards for older aircraft and the FAA's Aging Airplane Program Plan (the "Aging Airplane Program") have a material impact on the market for the Company's products. Substantially all of the aircraft powered by the JT8D engine must install hush-kits pursuant to such noise emission standards or be phased out of operation in the United States by December 31, 1999 and in the European Union by April 1, 2002. The Aging Airplane Program requires aircraft operators to perform structural modifications and inspections to address airframe fatigue and to implement corrosion prevention and control programs, which increase the operating and maintenance costs of JT8D-powered aircraft. Furthermore, the EPA and the various agencies of the European Union have sought the adoption of stricter standards limiting the emission of nitrous oxide from aircraft engines. The Company believes that notwithstanding the substantial costs imposed by noise emission standards and the Aging Airplane Program on older aircraft powered by JT8D engines, estimated by the Company to average approximately $4 million per aircraft, certain aircraft operators will continue to utilize older aircraft due to the substantially greater cost of acquiring new replacement aircraft.

         The core operations of the Company may in the future be subject to FAA or other regulatory requirements. The Company closely monitors the FAA and industry trade groups in an attempt to understand how possible future regulations might impact the Company.

PRODUCT LIABILITY

         The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold by it. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

CUSTOMERS

         The Company sells its products and provides its services primarily to other aftermarket suppliers of Engines and Components, repair facilities, OEMs, aircraft operators and others. While the Company sold Engines and Components to over 600 different customers during 1997, sales of products and services to the Company's five largest customers accounted for 47%, 44% and 52% of the Company's net sales during 1997, 1996 and 1995, respectively. One customer, United Airlines, Inc., accounted for 19% of the Company's 1997 net sales. Another customer, Aerothrust Corporation, accounted for 12% of the Company's 1997 net sales. A small number of customers may account for a significant portion of the Company's revenues from period to period due to the substantial cost of acquiring aircraft engines and certain parts and a significant portion of the Company's sales are expected to continue to be concentrated in a small number of customers.

COMPETITION

         The aftermarket for Engines and Components is highly fragmented, with a limited number of well-capitalized companies selling a broad range of products; and numerous smaller competitors serving distinct market niches and is characterized by intense competition. The Company believes that range and depth of inventories, full product traceability, product knowledge, quality, service and price are the key factors in distinguishing the Company from other aftermarket suppliers. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company. In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-licensed repair facilities may vertically integrate into the supply industry, thereby significantly increasing competition. There are established competitors that provide many of the services the Company intends to offer, many of whom have substantially greater financial, marketing and other resources than the Company.

BACKLOG

         The Company's backlog of unfilled orders at March 1, 1998 was approximately $6.2 million. A substantial portion of the Company's backlog is typically scheduled for delivery within 60 days. Moreover, variations in the size and delivery dates of orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial backlog fluctuations from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial results.

ENVIRONMENTAL MATTERS

         The Company has registered its aircraft engine disassembly facility in Miramar, Florida with the U.S. Environmental Protection Agency (the "EPA") and the State of Florida Department of Environmental Protection as a potential small quantity generator of hazardous materials. During the disassembly of used aircraft engines, residual oil is removed from aircraft engines and engine parts are cleaned with a mineral spirits based solvent, resulting in the generation of certain waste materials which require disposal. An EPA approved laboratory has reviewed the Company's cleaning operations and determined that the cleaning solvent and the waste materials generated during the cleaning operations are non-hazardous substances. The Company is therefore not required to obtain permits for the generation, handling, storage, transportation or disposal of the cleaning solvent or the waste materials. The Company believes it is in material compliance with applicable environmental laws and regulations.

INSURANCE

         The Company is a named insured under various policies which include the following coverage: (i) products liability; (ii) personal property, inventory and business income at the Company's two principal facilities; (iii) commercial general; (iv) hangarkeepers' liability (damages due to loss of aircraft occurring while such aircraft is in the care, custody or control of the Company for safekeeping, storage or repair); (v) employee benefit liability; (vi) international commercial liability (including contractual liability) for bodily injury or property damage; (vii) umbrella liability; (viii) directors' and officers' liability coverage; and (ix) employment practices' liability coverage. The Company believes that the extent of these coverages are consistent with industry standards and adequate to insure against the various liability risks of its business.

EMPLOYEES

         As of March 1, 1998, the Company had 65 full-time employees. None of its employees are represented by a union. The Company has not experienced any labor-related work stoppages and considers its relations with employees to be good.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters occupy a facility containing office, warehouse and other operational space in Miramar, Florida, with an aggregate of 96,000 square feet under a lease with an initial term expiring on December 31, 2002, which may be extended at the Company's option until December 31, 2007. The Company's engine disassembly operation is located at another facility in the same office park containing 18,500 square feet of office and warehouse space with an initial term expiring on December 31, 2000, which may be extended at the Company's option until July 31, 2005. Monthly rent of $60,307 and $10,877 is payable under the leases for the Company's headquarters and disassembly facility, respectively. The Company's facilities are designed to allow efficient processing, warehousing, and inventory management of substantially greater volumes than currently handled.

         In February 1997, the Company entered into a 40-month lease of approximately 5,300 square feet in Dallas, Texas, where AAFS conducts its borescoping and other field service operations. Monthly rent for this facility is $3,773.

         See Note 8 of Notes to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The following information relates to the Class A Common Stock, which currently is listed on the Stock Market's National Market under the symbol "AVTM." At March 23, 1998, there were approximately 22 shareholders of record of the Class A Common Stock. While the foregoing number does not include beneficial holders of the Class A Common Stock, the company estimates that it has a total of approximately 900 shareholders. The high and low sales prices of the Class A Common Stock for each quarter since the effective date of the Offering, October 31, 1997, as reported by the Nasdaq Stock Market, are set forth below:

                                                         1997

                                            HIGH                        LOW
                  Fourth Quarter            $9.00                      $8.125


         The Company did not declare any cash dividends in 1997. See Note 10 to the Notes to the Consolidated Financial Statements for information concerning restrictions in the Company's credit agreements with financial institutions regarding the payment of dividends and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 6.           SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------
                                                        1997            1996             1995             1994           1993
                                                    -----------     -----------     -----------     -----------     -----------
STATEMENTS OF INCOME DATA:

Net sales ......................................    $    52,881     $    31,724     $    18,299     $     9,062     $     3,891
Cost of sales ..................................         38,385          22,641          11,848           6,373           3,489
                                                    -----------     -----------     -----------     -----------     -----------
Gross profit ...................................         14,496           9,083           6,451           2,689             402
Operating expenses (1) .........................          7,312           4,312           5,162           1,941             588
                                                    -----------     -----------     -----------     -----------     -----------
Income (loss) from operations ..................          7,184           4,771           1,289             748            (186)
Offering expenses(2) ...........................             --           1,154              --              --              --
Interest (expense) income, net .................           (991)           (757)           (191)              6             (14)
                                                    -----------     -----------     -----------     -----------     -----------
Income (loss) before
  extraordinary item ...........................          6,193           2,860           1,098             754            (200)
Extraordinary item(3) ..........................             --              --              --              --             150
                                                    -----------     -----------     -----------     -----------     -----------
Income (loss) before
  income taxes .................................          6,193           2,860           1,098             754             (50)
Provision (credit) for
  income taxes(4) ..............................          2,259            (370)             --              --              --
                                                    -----------     -----------     -----------     -----------     -----------
Net income (loss)(4) ...........................          3,934           3,230           1,098             754             (50)
Adjustments for pro forma
  (provision) credit for
  income taxes (5) .............................             --          (1,538)           (417)           (286)             18
                                                    -----------     -----------     -----------     -----------     -----------
Pro forma net income
  (historical for 1997) ........................    $     3,934     $     1,692     $       681     $       468     $       (32)
                                                    ===========     ===========     ===========     ===========     ===========
Pro forma net income per common share
  (historical for 1997)(4) .....................           0.65            0.34            0.17            0.12
                                                    ===========     ===========     ===========     ===========
Weighted average number of common
  shares outstanding(6) ........................      6,073,694       5,000,000       4,000,000       4,000,000
                                                    ===========     ===========     ===========     ===========
Pro forma net income per common share -
  assuming dilution (historical for 1997) ......    $      0.52     $      0.33     $      0.17     $      0.12
                                                    ===========     ===========     ===========     ===========
Weighted average number of common
  equivalent shares outstanding - diluted(6) ...      7,622,194       5,121,096       4,000,000       4,000,000
                                                    ===========     ===========     ===========     ===========




                                                                 DECEMBER 31,
                                            ---------------------------------------------------
                                             1997        1996       1995       1994      1993
                                            -------    -------    -------    -------    -------
BALANCE SHEET DATA:

Working capital (deficiency) ...........    $47,425    $16,930    $ 2,312    $ 2,433    $   (40)
Inventory ..............................     24,480     14,505      8,563      2,771      3,304
Total assets ...........................     58,954     22,417     13,793      6,439      4,149
Total debt .............................      4,446      3,048      3,287        350         --
Total shareholders' equity (capital
 deficiency) ...........................     58,954     14,993      2,613      2,634        (40)



----------------

(1) From inception and until July 21, 1994, the Company consigned all of its inventory to Turbine Engine Sales Group, Inc. ("Turbine"), and paid Turbine compensation equal to one half of the gross profit on consigned materials sold. The Company had no facilities and limited staffing during this period. Accordingly, income (loss) from operations prior to 1995 may not reflect the full level of operating expenses necessary to support the Company's operations during such periods.

(2) Represents a one-time charge against earnings in the third quarter of 1996 in the approximate amount of $1.2 million for the write-off of the costs associated with a public offering which was withdrawn in August 1996 due to market conditions. See Note 4 of Notes to Consolidated Financial Statements.

(3)  Represents gain on the extinguishment of debt to a related party.

(4) The Company was an S corporation for federal and state income tax purposes for the taxable periods from January 1, 1994 through December 6, 1996. As a result, the net income of the Company was taxed, for federal and state income tax purposes, directly to the Company's shareholders rather than to the Company. See Note 5 of Notes to Consolidated Financial Statements.

(5) Assumes that the Company was subject to federal and state income taxes during the periods presented (at an effective tax rate of approximately 38%).

(6)  See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company's net sales and its sales practices have been substantially affected by the amount of capital available to acquire its inventory of Engines and Components. In developing its business, the Company has emphasized the rapid sale of whole engines rather than obtaining maximum profit margins on each particular sale. The Company anticipates that the proceeds of its recent public offering will enable it to continue to build its inventory to support increased sales and to sell its inventory on a more strategic basis to capitalize on the fluctuations in demand for Engines and Components caused by seasonal and other factors.

         In order to enable the Company to sell Engines and Components which it did not have the capital to acquire, the Company entered into an agreement on September 5, 1995 with Parati Corporation ("Parati") providing for Parati's acquisition of new and surplus aircraft engines for disassembly and resale by the Company (the "Parati Agreement"). The parties acquired Pratt & Whitney engines under the Parati Agreement. The Parati Agreement provided for an equal sharing of gross profits between the Company and Parati following the recovery by Parati of all costs borne by Parati and the recovery by the Company of all overhaul costs borne by the Company. Accordingly, since such date, the Company's cost of sales include the portion of the gross profit due Parati from the sale of engine parts of disassembled aircraft engines subject to the Parati Agreement. Net sales under the Parati Agreement were approximately $224,000, approximately $1.9 million and approximately $495,000 in 1995, 1996 and 1997, respectively. The cost of the engines acquired by Parati under the Parati Agreement was approximately $1.7 million. The Company and Parati terminated the Parati Agreement on August 21, 1997 and the Company does not intend to utilize similar agreements to acquire Engines or Components in the future.

         The Company records whole engines held for resale at the lower of cost or market. Gross margin on whole engine sales has fluctuated significantly from period to period, and can be expected to do so in the future, as a result of the conditions and circumstances under which whole engines are sold. For example, the Company may opportunistically sell whole engines at margins lower than those realized by the Company on its component sales to capitalize on market demand or to broaden its customer base.

         Engine parts and airframe components acquired by the Company are initially recorded at cost. Cost of sales relative to engine parts and airframe components shipped are recorded during an initial period following disassembly of the related whole engine or aircraft at the Company's historical ratio of cost of sales to net sales for engine parts from such engine types or at the Company's estimated ratio of cost of sales to net sales for airframe components. Thereafter, management evaluates the remaining engine parts and airframe components, estimates future sales and related overhaul costs and, if necessary, adjusts the ratio of costs of sales to net sales on a prospective basis. Thereafter, the Company records the cost of each engine part and airframe component sold at the time the related net sales are recognized, based on such ratios.

         The Company has recently expanded its product line to include higher thrust models of the JT8D series of engines and other high thrust engines, such as the CFM56 engine. These higher thrust engines are more expensive than the engines historically sold by the Company. As the Company's net sales increase, the Company expects that related operating expenses will increase at a lower rate, thereby creating higher operating margins.

         On December 6, 1996, the Company amended its employment agreements with Donald Graw and Jaime Levy. The rate of compensation for each of them was reduced from the prior level of 20% of adjusted net income as defined in such agreements (approximately $430,000 and $1.3 million, respectively, for each of them in 1994 and 1995), to provide for annual base salaries of $260,000 and $220,000 for Messrs. Graw and Levy, respectively, for an initial term of three years expiring December 1999. The Company also terminated its status as an S corporation on this date and became subject to federal and state income taxes. Historically, the Company did not record a provision for income taxes as a result of its S corporation status for 1994 and 1995 and recorded a $370,000 net benefit for income taxes in 1996.

         On November 3, 1997, the Company completed an initial public offering of 4,500,000 shares of its Class A Common Stock at an offering price of $8.50 per share. Of the shares of Class A Common Stock offered thereby, 3,033,000 shares were sold by the Company and 1,467,000 shares were sold by Sragowicz Foundation, Inc. On December 3, 1997, the Company sold an additional 330,325 shares of its Class A Common Stock at an offering price of $8.50 per share price upon the exercise of an underwriters' over-allotment option. The Company received aggregate net proceeds from the Offering of approximately $25.5 million. Of this amount, $12.5 million was used to repay outstanding indebtedness, $200,000 was used for payment of accrued compensation and the remainder is being used for working capital and general corporate purposes, including the purchase of surplus aircraft and Engines and Components for the Company's inventory and the funding of the acquisition of complementary businesses. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                                                           YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                                          1997     1996      1995
                                                                          ----     ----      ----
          Net sales ..................................................     100%     100%      100%
          Cost of sales ..............................................      73       71        65
                                                                          ----     ----      ----
          Gross profit ...............................................      27       29        35
          Operating expenses .........................................      13       14        28
                                                                          ----     ----      ----
          Income from operations .....................................      14       15         7
          Offering expenses(1) .......................................      --        4        --
          Interest expense, net ......................................       2        2         1
                                                                          ----     ----      ----
          Income before income taxes .................................      12        9         6
          Provision (credit) for income taxes(2) .....................       4       (1)       --
                                                                          ----     ----      ----
          Net income(2) ..............................................       8       10         6
          Adjustment for pro forma provision for income taxes (3) ....      --       (5)       (2)
                                                                          ----     ----      ----
          Pro forma net income (historical for 1997) .................       8%       5%        4%
                                                                          ====     ====      ====


________________

(1) Represents a one-time charge against earnings in the third quarter of 1996 in the approximate amount of $1.2 million for the write-off of the costs associated with a public offering which was withdrawn in August 1996 due to market conditions. See Note 4 of Notes to Consolidated Financial Statements.

(2) The Company was an S corporation for federal and state income tax purposes for the taxable periods from January 1, 1994 through December 6, 1996. As a result, the net income of the Company was taxed, for federal and state income tax purposes, directly to the Company's shareholders rather than to the Company. See Note 5 of Notes to Consolidated Financial Statements.

(3) Assumes that the Company was subject to federal and state income taxes during 1995 and 1996 (at an effective tax rate of approximately 38%).

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales increased 66.7% to $52.9 million in 1997 from $31.7 million in 1996. This increase is primarily due to an increase in whole engine sales of 183.0% over whole engine sales in 1996. In addition, airframe component sales increased significantly due to higher levels of inventory resulting from the disassembly of recently purchased whole aircraft.

         GROSS PROFIT. Gross profit increased 59.6% to $14.5 million in 1997 from $9.1 million in 1996. Gross margin decreased to 27.4% in 1997 from 28.6% in 1996 principally because of the lower margins achieved through the quick sale of the Company's first CFM56 engine and the purchase and immediate sale of two engines as an accommodation to a first tier airline.

         OPERATING EXPENSES. Operating expenses increased 69.6% to $7.3 million in 1997 from $4.3 million in 1996. As a percentage of net sales, such expense increased to 13.8% in 1997 from 13.6% in 1996. The expense increase is primarily attributable to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments and start-up costs related to the Company's new Texas-based field services operation. Officers' compensation increased to $1.3 million in 1997 from $800,000 in 1996. The increase in amount reflects the effect of the amendment to the employment agreements of the two senior executives of the Company, which became effective subsequent to December 6, 1996, the hiring of a Chief Financial Officer in April 1996, the appointment of an executive officer in the fourth quarter of 1996, and the hiring of a vice president at the end of the first quarter of 1997.

         NET INTEREST EXPENSE. Net interest expense increased 30.9% to $991,000 in 1997 from $757,000 in 1996. As a percentage of net sales, such expense decreased to 1.9% in 1997 from 2.4% in 1996. The increased interest expense is a result of higher borrowing levels, prior to the initial public offering in October 1997, in order to increase the amount of inventory available for sale.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         NET SALES. Net sales increased 73.4% to $31.7 million in 1996 from $18.3 million in 1995. This increase is primarily due to an increase in sales of engine components related to a substantial increase in available inventory for sale. In addition, average unit prices of the 17 whole engines sold in 1996 increased to $550,000, compared with $250,000 for the 22 whole engines sold in 1995. This unit price increase was primarily attributable to a change in the product mix of whole engines to more expensive, higher thrust JT8D engines.

         GROSS PROFIT. Gross profit increased 40.8% to $9.1 million in 1996 from $6.5 million in 1995. Gross margin decreased to 28.6% in 1996 from 35.3% in 1995. The margin decline is attributable to higher margins from the sale of engines acquired in a bulk purchase by the Company and sold in 1995 and an increase in sales of certain engine parts subject to gross profit sharing under the Parati Agreement.

         OPERATING EXPENSES. Operating expenses decreased 16.5% to $4.3 million in 1996 from $5.2 million in 1995. Operating expense declined as a percentage of net sales to 13.6% in 1996 from 28.2% in 1995. This decrease reflects the effect of amendments to the employment agreements of Messrs. Graw and Levy on December 6, 1996, and a one-time bonus to Messrs. Graw and Levy in the amount of $1.2 million in 1995. Offsetting the decline in officers' compensation expense were increases in other compensation resulting from recent additions to staff, facility expenses resulting from the May 1995 relocation to the company's current facility and the equipping of the disassembly facility during the first quarter of 1996. See Note 11 of Notes to Consolidated Financial Statements.

         NET INTEREST EXPENSE. Net interest expense increased to $757,000 in 1996 from $191,000 in 1995. Such expense increased as a percentage of net sales to 2.4% in 1996 from 1.0% in 1995. The increase is a result of the Company's increased borrowing to support the purchase of substantially more inventory.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations and, to a lesser extent, from consignment sales and sales under the Parati Agreement. Net cash provided by financing activities, derived primarily from the sale of common stock in 1997 was $29.7 million, from the sale of preferred stock in 1996 was $7.0 million and from bank lines of credit and advance from shareholders in 1995 was $2.3 million. The Company also obtained airframe components on consignment and may enter into other consignment arrangements in the future. In May 1997, the Company launched a program in conjunction with third-party financing sources under which the Company leases aircraft engines to its customers, which has increased the Company's liquidity and provide working capital for the purchase of additional aircraft engines.

         On February 20, 1997, the Company obtained from NationsBank a Credit Facility which provides working capital of up to $20.0 million with interest at either the lender's prime rate or LIBOR plus 2.75% per annum, as determined by the Company at the time of each advance, subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The Credit Facility also permits NationsBank to issue letters of credit on behalf of the Company of up to $5.0 million, and the aggregate principal amount of any letters of credit so issued will reduce amounts available under the Credit Facility. The Credit Facility matures in May 1998 and the term of any letters of credit issued thereunder must expire prior to May 1999. At March 1, 1998, the Company was obligated under a letter of credit in the amount of approximately $132,000 and had additional availability of approximately $16.2 million under the Credit Facility. The Company is in the process of establishing a new credit facility with NationsBank to replace its existing credit facility.

         On December 6, 1996, the Company issued and sold 1,480,000 shares of Class A Preferred Stock and 220,000 shares of Class B Preferred Stock to The Clipper Group for an aggregate purchase price of $11.9 million. The net proceeds of this sale were applied toward the payment of certain distributions to the Company's shareholders in respect of earnings by the Company prior to the change in its status from an S corporation to a C corporation for federal and state income tax purposes, the repayment of advances to the Company from Messrs. Sragowicz and Preston, the repayment of loans from Barnett Bank of South Florida, N.A. to the Company, accrued bonuses payable to Messrs. Graw and Levy and the purchase by the Company of surplus aircraft and Engines and Components.

         On July 25, 1997, the Company entered into an agreement with NationsBanc Leasing Corporation ("NBLC") whereby the Company sold three Pratt & Whitney JT8D engines to NBLC for approximately $4.3 million and subsequently leased-back such engines for a period of five years at fixed monthly payments. The Company, at its option, may repurchase any of these engines at a predetermined percentage of the original leased amount beginning in July 1998. The engines subject to this agreement are currently on lease by the Company to third parties. Payments under such leases provide sufficient cash flow to exceed the Company's payments to NBLC. The proceeds from the sale of these engines were used by the Company to reduce the outstanding balance of its credit facility with NationsBank. On February 18, 1998, the Company repurchased one of the engines in order to sell it to a third party leasing company.

         On August 21, 1997, the Company issued and sold Class A Preferred Stock and Class B Preferred Stock to The Clipper Group for an aggregate purchase price of approximately $5.0 million, with the proceeds being used to reduce the outstanding balance of its credit facility with NationsBank. See Note 15 of Notes to Consolidated Financial Statements.

         Also, on August 21, 1997, the Company issued and sold 327,772 shares of Class A Common Stock to Mr. Sragowicz for an aggregate purchase price of approximately $2.3 million as payment for loans made by Mr. Sragowicz to the Company in the amount of approximately $2.0 million and payment for the remaining inventory of Pratt & Whitney engine parts under the Parati Agreement valued at $270,648. See Note 8 of Notes to Consolidated Financial Statements.

         On November 3, 1997, the Company completed an initial public offering of 4,500,000 shares of its Class A Common Stock at an offering price of $8.50 per share. Of the shares of Class A Common Stock offered thereby, 3,033,000 shares were sold by the Company and 1,467,000 shares were sold by Sragowicz Foundation, Inc. On December 3, 1997, the Company sold an additional 330,325 shares of its Class A Common Stock at an offering price of $8.50 per share price upon the exercise of an underwriters' over-allotment option. The Company received aggregate net proceeds from the Offering of approximately $25.6 million. Of this amount, $12.5 million was used to repay outstanding indebtedness, $200,000 was used for payment of accrued compensation and the remainder is being used for working capital and general corporate purposes, including the purchase of surplus aircraft and Engines and Components for the Company's inventory.

         The Company has established a capital expenditure budget of approximately $1.0 million during 1998, including approximately $100,000 for additional engine tooling in the Company's disassembly operations, approximately $150,000 for enhancements to the Company's management information systems, approximately $400,000 for warehouse improvements, approximately $200,000 for additional leasehold improvements related to planned increases in personnel, approximately $100,000 for additional equipment to be utilized by the Company's field service subsidiary and $50,000 for additional office furniture and equipment.

         The Company's principal working capital requirements relate to the acquisition of inventory and carrying of receivables. The Company believes that the current level of working capital and amounts available under the Credit Facility will enable it to meet its liquidity requirements for the next twelve months.

SEASONALITY

         The Company believes that demand for Engines and Components is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft engines are removed from service during the summer months due to the failure of those particular aircraft engines to comply with exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engines sold, which have a substantially greater purchase price than the installed parts and components, may cause significant fluctuations in the Company's quarterly operating results. The Company has in the past and may in the future experience substantial quarterly fluctuations in sales as a result of these seasonal effects.

IMPACT OF YEAR 2000

         The Company believes that it has prepared its computer systems and related software to accommodate data sensitive information relating to the Year 2000. The Company expects that any additional costs related to ensuring such systems and software to be Year 2000-compliant will not be material to the financial condition or results of operations of the Company. In addition, the Company is discussing with its vendors and customers the possibility of any difficulties which may affect the Company as a result of its vendors and customers ensuring that their computer systems and software are Year 2000-compliant. To date, no significant concerns have been identified. However, there can be no assurance that no Year 2000-related computer operating problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial information required by Item 8 is included elsewhere in this Annual Report (see Part IV, Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is hereby incorporated by reference from the Registrant's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is hereby incorporated by reference from the Registrant's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is hereby incorporated by reference from the Registrant's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is hereby incorporated by reference from the Registrant's 1998 Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The balance sheets as of December 31, 1996 and December 31, 1997 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 are filed as part of this report.

         (1)      Consolidated Financial Statements

                  Report of Independent Certified Public Accountants Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules
                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1996 and 1997

         (3)      Exhibits

         EXHIBIT
         NUMBER   EXHIBIT (1)
         ------   -----------
         3.1      Third Amended and Restated Articles of Incorporation of Registrant
         3.2      Second Amended and Restated By-Laws of Registrant
         10.1     Loan Agreement dated February 19, 1997 between Registrant and
                     NationsBank, N.A. (South)
         10.2     Surplus Parts Supply Agreement dated June 12, 1995 between Registrant and United Technologies Corporation (confidential treatment of certain portions of Exhibit 10.02 has been granted by the Commission)
         10.3     Letter Agreement dated September 5, 1995 between Registrant and
                     Parati Corporation
         10.4     Amended and Restated Employment Agreement dated December 6, 1996 between Registrant and Donald A. Graw
         10.5     Amended and Restated Employment Agreement dated December 6, 1996 between Registrant and Jaime J. Levy
         10.6     AVTEAM Tax Allocation and Indemnification Agreement dated December 5,
                     1996 between Registrant and Donald A. Graw
         10.7     Lease Agreement dated December 28, 1994 between Registrant and
                     Sunbeam Properties, Inc.
         10.8     Lease Agreement dated November 13, 1995 between Registrant and
                     Sunbeam Properties, Inc.
         10.9     Indemnification Agreement between Registrant and Donald A. Graw effective as of April 12, 1996
         10.10    Indemnification Agreement between Registrant and Jaime J. Levy effective as of April 12, 1996
         10.11    Indemnification Agreement between Registrant and Mark S. Koondel effective as of April 12, 1996
         10.12    Indemnification Agreement between Registrant and Leon Sragowicz effective as of April 12, 1996
         10.13    Indemnification Agreement between Registrant and Robert Munson effective as of April 12, 1996


         10.14    Indemnification Agreement between Registrant and Richard Preston effective as of April 12, 1996
         10.15    Indemnification Agreement between Registrant and Dallas Cobb effective as of
                     March 20, 1997
         10.16    Indemnification Agreement between Registrant and Bryan Thomas McFarland effective as of March 20, 1997
         10.18    AVTEAM, Inc. 1996 Stock Option Plan
         10.19    AVTEAM, Inc. Key Executive Annual Incentive Plan
         10.20    Stock Purchase Agreement dated December 6, 1996 between Registrant and
                     The Clipper Group

         10.21    Registration Rights Agreement dated December 6, 1996 between Registrant and
                     The Clipper Group
         10.22    AVTEAM Tax Allocation and Indemnification Agreement dated
                     December 5, 1996 between Registrant and Leon Sragowicz
         10.23    AVTEAM Tax Allocation and Indemnification Agreement dated
                     December 5, 1996 between Registrant and Richard Preston
         10.24    AVTEAM Tax Allocation and Indemnification Agreement dated
                     December 5, 1996 between Registrant and Jaime J. Levy
         10.25    Lease Modification Agreement dated August 28, 1997 between
                     Registrant and Sunbeam Properties, Inc.
         10.26    Agreement for Purchase of Additional Securities dated August 21,
                     1997 between Registrant and The Clipper Group
         10.27    Agreement dated August 21, 1997 between Registrant, Parati Corporation and Leon Sragowicz
         10.28    Indemnification Agreement between Registrant and Paula Sparks
         10.29    Underwriting Agreement dated October 31, 1997 among Registrant,
                  Credit Suisse First Boston Corporation, SBC Warburg
                  Dillon Read, Inc., Leon Sragowicz and Sragowicz
                  Foundation, Inc.
         21.1     List of Subsidiaries of Registrant
         27.1     Financial Data Schedule for the year ended December 31, 1997



         ------------------

(1) All of the exhibits except exhibits 10.29, 21.1 and 27.1 were previously filed as exhibits to Registrant's Registration Statement on Form S-1 (File No. 333-23829), filed with the Securities and Exchange Commission on March 24, 1997 and are incorporated herein by reference. Exhibits 10.29, 21.1 and
     27.1 are being filed with this report.

                           AVTEAM, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
Report of Independent Certified Public Accountants............................................          F-2
Consolidated Balance Sheets...................................................................          F-3
Consolidated Statements of Income.............................................................          F-4
Consolidated Statements of Changes in Shareholders' Equity....................................          F-5
Consolidated Statements of Cash Flows.........................................................          F-6
Notes to Consolidated Financial Statements....................................................          F-7








               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
AVTEAM, Inc.

         We have audited the accompanying consolidated balance sheets of AVTEAM, Inc. and Subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVTEAM, Inc. and Subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                 /s/  ERNST & YOUNG LLP

Miami, Florida
February 16, 1998

                           AVTEAM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                        DECEMBER 31,
                                                                                                     ------------------
                                                                                                       1997       1996
                                                                                                     -------    -------
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................................................    $18,676        --
  Trade accounts receivable, less allowance for doubtful accounts of $274 and $189,
  and allowance for sales returns of $428 and $211, in 1997 and 1996, respectively ..............      5,751      5,030
  Inventory .....................................................................................     24,480     14,505
  Prepaid expenses ..............................................................................      1,153        219
  Deposits ......................................................................................        432      1,250
  Due from affiliate ............................................................................         --        343
  Deferred tax asset ............................................................................         80        432
                                                                                                     -------    -------
Total current assets ............................................................................     50,572     21,779
Revenue producing equipment, net ................................................................      6,935         --
Property and equipment, net .....................................................................        938        502
Other assets ....................................................................................        509        136
                                                                                                     -------    -------
         Total assets ...........................................................................    $58,954    $22,417
                                                                                                     =======    =======

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank .........................................................................    $    --    $   404
  Accounts payable ..............................................................................        706      2,540
  Accrued expenses ..............................................................................      1,654      1,034
  Customer deposit ..............................................................................        344        510
  Current portion of notes payable-lease financing ..............................................        328         --
  Current portion of capital lease obligations ..................................................        115         69
  Due to shareholders and affiliates ............................................................         --        292
                                                                                                     -------    -------
         Total current liabilities ..............................................................      3,147      4,849
Capital lease obligations, net of current portion ...............................................        186         62
Notes payable - lease financing .................................................................      3,817         --
Notes payable - shareholders ....................................................................         --      2,513
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding in 1997, 1,974,642 shares of Class A Preferred Stock
    and 439,644 shares of Class B Preferred Stock issued and outstanding in 1996 ................         --         17
Class A Common Stock, $.01 par value, 77,000,000  shares authorized, 10,665,739
    shares issued and outstanding in 1997, 5,000,000 shares issued and outstanding in 1996 ......        107         50
  Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644 shares
    issued and outstanding in 1997, no shares issued and outstanding in 1996 ....................          4         --
  Additional paid-in capital ....................................................................     47,444     14,611
  Retained earnings .............................................................................      4,249        315
                                                                                                      ------     ------
         Total shareholders' equity .............................................................     51,804     14,993
                                                                                                     -------    -------
         Total liabilities and shareholders' equity .............................................    $58,954    $22,417
                                                                                                     =======    =======




                             See accompanying notes.

                           AVTEAM, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               1997            1996           1995
                                                           -----------     -----------     -----------
Net sales .............................................    $    52,881     $    31,724     $    18,299
Cost of sales .........................................         38,385          22,641          11,848
                                                           -----------     -----------     -----------
     Gross profit .....................................         14,496           9,083           6,451
Operating expenses ....................................          7,312           4,312           5,162
                                                           -----------     -----------     -----------
Income from operations ................................          7,184           4,771           1,289
                                                           -----------     -----------     -----------
Offering expenses .....................................             --           1,154              --
Interest expense, net .................................            991             757             191
                                                           -----------     -----------     -----------
Income before provision (credit) for income taxes .....          6,193           2,860           1,098
Provision (credit) for income taxes:
     Current ..........................................          1,907              62              --
     Deferred .........................................            352            (432)             --
                                                           -----------     -----------     -----------
                                                                 2,259            (370)             --
                                                           -----------     -----------     -----------
Net income ............................................          3,934           3,230           1,098
Adjustments for pro forma provision for income
     taxes ............................................             --          (1,538)           (417)
                                                           -----------     -----------     -----------
Pro forma net income (historical for 1997) ............    $     3,934     $     1,692     $       681
                                                           ===========     ===========     ===========
Pro forma net income per common share - basic
      (historical for 1997) ...........................    $      0.65     $      0.34     $      0.17
                                                           ===========     ===========     ===========
Weighted average number of common shares
     outstanding - basic ..............................      6,073,694       5,000,000       4,000,000
                                                           ===========     ===========     ===========
Pro forma net income per common share - diluted
      (historical for 1997) ...........................    $      0.52     $      0.33     $      0.17
                                                           ===========     ===========     ===========
Weighted average number of common equivalent
      shares outstanding - diluted ....................      7,622,194       5,121,096       4,000,000
                                                           ===========     ===========     ===========


                             See accompanying notes.

                           AVTEAM, INC. AND SUBSIDIARY


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       CLASS A                          CLASS B
                                                      PREFERRED         CLASS A         COMMON           CLASS B         COMMON
                                     PREFERRED          STOCK            COMMON          STOCK            COMMON         STOCK
                                       SHARES           AMOUNT           SHARES          AMOUNT           SHARES         AMOUNT
                                     ----------       ----------       ----------      ----------      ----------      ----------
Balance at December 31, 1994 ..              --       $       --        4,000,000      $       40              --      $       --
  Class A Common Stock
     issued in connection
     with stock option plan ...              --               --        1,000,000              10              --              --

  Net income ..................              --               --               --              --              --              --

  Distributions ...............              --               --               --              --              --              --
                                     ----------       ----------       ----------      ----------      ----------      ----------

Balance at December 31, 1995 ..              --               --        5,000,000              50              --              --
  Issuance of Preferred
   Stock, net of issuance
   costs of $543 ..............       1,700,000               17               --              --              --              --
  Cash received for notes
   receivables from officers ..              --               --               --              --              --              --
  Net income ..................              --               --               --              --              --              --

  Distributions ...............              --               --               --              --              --              --
                                     ----------       ----------       ----------      ----------      ----------      ----------

Balance at December 31, 1996 ..       1,700,000               17        5,000,000              50              --              --
  Issuance of Preferred
    Stock .....................         714,286                7               --              --              --              --
  Issuance of Class A
    Common Stock for loans and
    inventory .................              --               --          327,772               3              --              --
  Issuance of Class A Common
   Stock,  net  of  issuance
   costs of $987 ..............              --               --        3,363,325              34              --              --
  Conversion of Preferred
   Stock to Class A and Class B              --               --               --
       Common Stock ...........      (2,414,286)             (24)       1,974,642              20         439,644               4

  Net income ..................              --               --               --              --              --              --
                                     ----------       ----------       ----------      ----------      ----------      ----------
Balance at December 31, 1997 ..              --       $       --       10,665,739      $      107         439,644      $        4
                                     ==========       ==========       ==========      ==========      ==========      ==========


                                                                       NOTES
                                   ADDITIONAL                       RECEIVABLES
                                     PAID-IN         RETAINED           FROM
                                     CAPITAL         EARNINGS         OFFICERS            TOTAL
                                   ----------       ----------       ----------       ----------
Balance at December 31, 1994 ..    $    2,594       $       --       $       --       $    2,634
  Class A Common Stock
     issued in connection
     with stock option plan ...         1,609               --             (708)             911

  Net income ..................            --            1,098               --            1,098

  Distributions ...............          (932)          (1,098)              --           (2,030)
                                   ----------       ----------       ----------       ----------

Balance at December 31, 1995 ..         3,271               --             (708)           2,613
  Issuance of Preferred
   Stock, net of issuance
   costs of $543 ..............        11,340               --               --           11,357
  Cash received for notes
   receivables from officers ..            --               --              708              708
  Net income ..................            --            3,230               --            3,230
  Distributions ...............            --           (2,915)              --           (2,915)
                                   ----------       ----------       ----------       ----------

Balance at December 31, 1996 ..        14,611              315               --           14,993
  Issuance of Preferred
    Stock .....................         4,993               --               --            5,000
  Issuance of Class A
    Common Stock for loans and
    inventory .................         2,291               --              --             2,294
  Issuance of Class A Common
   Stock,  net  of  issuance
   costs of $987 ..............        25,549               --               --           25,583
  Conversion of Preferred
   Stock to Class A and Class B
       Common Stock ...........            --              --                --               --

  Net income ..................            --            3,934               --            3,934
                                   ----------       ----------       ----------       ----------
Balance at December 31, 1997 ..    $   47,444       $    4,249       $       --       $   51,804
                                   ==========       ==========       ==========       ==========





                             See accompanying notes.

                           AVTEAM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                      1997           1996           1995
                                                                    --------       --------       --------
OPERATING ACTIVITIES
Net income ....................................................     $  3,934       $  3,230       $  1,098
Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization ............................          562            158            101
     Bad debt expense .........................................          136             88            145
     Deferred tax provision (credit) ..........................          352           (432)            --
     Changes in operating assets and liabilities:
        Trade accounts receivable .............................         (857)          (457)        (2,112)
        Inventory .............................................       (9,975)        (5,940)        (5,792)
        Prepaid expenses and deposits .........................         (116)        (1,284)          (164)
        Due from affiliate ....................................          343           (343)            --
        Other assets ..........................................         (373)           (50)           (28)
        Accounts payable ......................................       (1,978)        (1,740)         2,540
        Accrued expenses/Customer deposit .....................          598          1,057            362
        Due to shareholders and affiliates ....................         (292)          (936)           916
                                                                    --------       --------       --------
          Net cash used in operating activities ...............       (7,666)        (6,649)        (2,934)
INVESTING ACTIVITIES
Purchases of revenue producing equipment ......................       (2,878)            --             --
Purchases of property and equipment ...........................         (516)          (314)          (103)
                                                                    --------       --------       --------

          Net cash used in investing activities ...............       (3,394)          (314)          (103)
FINANCING ACTIVITIES
Payments on capital leases ....................................          (95)           (48)           (22)
Net proceeds from (payments on) notes payable .................         (129)         1,550           (350)
Net proceeds from (payments on) short-term line of credit .....         (404)        (2,752)         3,156
Advances from shareholders ....................................           --          2,250          4,203
Payments of shareholders' advances/loans ......................       (2,513)        (2,479)        (2,671)
Net proceeds from sale of preferred stock .....................        5,000         11,357             --
Net proceeds from sale of common stock ........................       27,877             --             --
Distributions .................................................           --         (2,915)        (2,030)
                                                                    --------       --------       --------
          Net cash provided by financing activities ...........       29,736          6,963          2,286
                                                                    --------       --------       --------
          Net (decrease) increase in cash and cash equivalents        18,676             --           (751)
          Cash at beginning of year ...........................           --             --            751
                                                                    ========       ========       ========
          Cash and cash equivalents at end of year ............     $ 18,676       $     --       $     --
                                                                    ========       ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid .................................................     $  1,097       $    795       $    145
                                                                    ========       ========       ========
Income taxes paid .............................................     $  2,810       $     --       $     --
                                                                    ========       ========       ========
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Notes receivable from officers offset against amounts due
     to shareholders ..........................................     $     --       $    708       $    912
                                                                    ========       ========       ========
Shareholder advances converted to notes payable ...............     $     --       $  1,511       $     --
                                                                    ========       ========       ========
Revenue producing equipment acquired under capital leases .....     $  4,274       $     --       $     --
                                                                    ========       ========       ========
Office furniture and equipment acquired under capital leases ..     $    265       $     48       $    153
                                                                    ========       ========       ========
Preferred shares converted to common shares ...................     $ 16,357       $     --       $     --
                                                                    ========       ========       ========



                             See accompanying notes.

                           AVTEAM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1. BUSINESS

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April, 1997, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. The accompanying consolidated financial statements as of December 31, 1997 and for the year then ended include the accounts of AVTEAM, Inc. and AAFS (the "Company") after elimination of intercompany accounts and transactions.

2. SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

INVENTORY

         Inventory of aircraft engines is stated at the lower of specific cost (including overhaul costs) or market. Initially, cost of sales of engine parts from disassembled engines are recognized based on margins realized from recently sold, similar groups of engine parts. Once the remaining parts have been fully inspected and their condition has been determined, the cost of subsequent sales of engine parts from that engine are determined using the relationship of the remaining costs of that engine to estimated sales. Cost of sales for individual parts purchased for resale are reflected based on the specific identification method. Cost of sales of airframe components are recognized using margins based on the relationship of cost to revenue estimates as determined by the Company through the analysis of the market price of such airframe components.

REVENUE RECOGNITION

         Revenues from the sale of engine parts and airframe components are recognized when shipped.

         Revenues from the sale of aircraft engines are recognized when title and risk of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. In certain instances prior to shipment or customer pick-up, certain customers request the Company to hold aircraft engines until the customer determines the most economical means of taking possession. The Company records revenues under such circumstances only if: (1) payment is received or is receivable within 30 days; (2) title and risk of ownership is transferred to the customer; (3) the customer's request that the transaction be on a bill-and-hold basis is in writing; (4) there is a fixed schedule for delivery of the engines that is within 30 days of the sale; (5) the Company does not have any specific performance obligations; (6) the engines are segregated from other engines and are not subject to being used to meet other customer's needs and (7) the engines are ready for shipment.

         The Company enters into consignment arrangements in which it warehouses items, determines sales prices, arranges for shipment to customers, and collects accounts receivable. The Company reflects sales under such arrangements in net sales and the cost of such sales in cost of sales, since the Company bears the risk of ownership once the items are sold.

WARRANTIES AND PRODUCT RETURNS

         The Company does not provide service warranties in addition to those provided by overhaul facilities and as a result does not record accruals for warranties. The Company has established programs which, under specific conditions, enable its customers to return inventory. The effect of these returns is estimated based on a percentage of sales and historical experience and sales are recorded net of a provision for estimated returns.

                           AVTEAM, INC. AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. For the years ended December 31, 1997, 1996 and 1995, accounts payable totaling $5,709,000, $3,175,000 and $980,000, respectively, were offset against accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment.........................     3-7 years
         Warehouse and transport equipment......................     5-7 years
         Leasehold improvements.................................     3-5 years

REVENUE PRODUCING EQUIPMENT

         Revenue producing equipment is comprised of engines leased to users on a short-term basis. Such engines are carried at cost and are depreciated using the straight-line method over periods between five and ten years. Three of such engines are the subject of a sale/leaseback arrangement. The proceeds under the arrangement are recorded as a financing obligation and will be reduced by payments under the lease over its five year term. The lease agreement provides the Company with an option to terminate the lease and to repurchase the engines at any time after one year at varying rates based on the original sales price.

CONCENTRATION OF CREDIT RISK

         Accounts receivable are primarily from domestic and foreign passenger airlines, freight and package carriers, charter airlines, aircraft leasing companies and service providers to such companies. The Company performs ongoing evaluations of its trade accounts receivable customers, monitors its exposure for credit losses and sales returns and does not require collateral.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRO FORMA CONSOLIDATED STATEMENTS OF INCOME INFORMATION

         In conjunction with the closing of the private offering of its preferred stock on December 6, 1996, the Company terminated its status as an S corporation. Pro forma net income reflects adjustments for income taxes which would have been recorded if the Company had not been an S corporation for the years ended December 31, 1996 and 1995 (see Note 5).

                           AVTEAM, INC. AND SUBSIDIARY

PRO FORMA NET INCOME PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which requires the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The principal difference between earnings per share presented by the Company in its previous SEC filings and the presentation required by the new statement and the new interpretation required by the SEC is the inclusion of the 2,414,286 shares of preferred stock only from their date of issue until their conversion to common shares on October 30, 1997, the date of the Company's initial public offering, for the purposes of calculating diluted earnings per share only. Previously these shares were included in the calculation of both primary and fully diluted earnings per share for all periods presented.

The following table sets forth the computation of basic and diluted net income and pro forma net income per share:

                                                                  1997            1996            1995
                                                                  ----            ----            ----
          Numerator:
              Pro forma net income (historical for 1997)        $3,934,000      $1,692,000      $  681,000
                                                                ==========      ==========      ==========
          Denominator:
              Denominator for basic pro forma net income
              per share - weighted - average shares              6,073,694       5,000,000       4,000,000
          Effect of dilutive securities
              Convertible preferred stock                        1,546,849         121,096              --
              Employee stock options                                 1,651              --              --
                                                                ----------      ----------      ----------
          Dilutive potential common shares                       1,548,500         121,096              --
                                                                ----------      ----------      ----------
              Denominator for diluted earnings per share -
              adjusted weighted - average shares and
              assumed conversions                                7,622,194       5,121,096       4,000,000
                                                                ==========      ==========      ==========

          Pro forma net income per common share - basic         $     0.65      $     0.34      $     0.17
                                                                ==========      ==========      ==========
          Pro forma net income per common share - diluted       $     0.52      $     0.33      $     0.17
                                                                ==========      ==========      ==========



3.  ACCOUNTS RECEIVABLE

         On November 8, 1995, the Company entered into a Limited Recourse Receivable Discount Facility Agreement with a bank (the "Agreement") under which the bank agreed to purchase certain trade receivables older than 30 days, with a maximum maturity of 100 days, for the principal amount of the trade receivables less a discount rate of LIBOR plus 1/4% (5.88% at December 31, 1995). The Agreement provided that the aggregate principal amount of uncollected purchased receivables could not exceed $10,000,000 at any one time, provided for the purchase of a maximum of $60,000,000 of receivables over the term of the Agreement and included certain recourse provisions related to returned inventory only. The Agreement expired on November 1, 1996. In 1996, the Company sold trade receivables under the Agreement with a carrying amount of approximately $5,272,000 for approximately $5,204,000.

4.  OFFERING EXPENSES

         During 1996, the Company initiated a public offering of its common stock. Due to uncertain market conditions, the Company decided to withdraw the offering. As a result, the costs associated with the offering were charged against earnings in 1996.

                           AVTEAM, INC. AND SUBSIDIARY

5.  INCOME TAXES

         HISTORICAL

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The components of the income tax provision (benefit) are as follows:

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                          1997         1996
                                         ------      ------

          Current....................    $1,907      $   62
          Deferred...................       352        (432)
                                         ------      ------
          Total......................    $2,259      $ (370)
                                         ======      ======


         Concurrent with the December 6, 1996 private placement (see Note 15), the Company's S corporation election was terminated, making it subject to corporate income taxes. The consolidated financial statements reflect a net income tax benefit of approximately $370,000 for the year ended December 31, 1996, comprised of the following two significant components:

         o A net tax benefit of $432,000 representing the net deferred tax asset recognized for the cumulative temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax reporting purposes as of December 6, 1996.

         o Current period expense of approximately $62,000 pertaining to the Company's income before taxes of approximately $203,000 subject to taxation for the period from December 6, 1996 to December 31, 1996.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are as follows (in thousands):

                                                        DECEMBER 31,
                                                     -----------------
                                                      1997        1996
                                                     -----       -----

          Allowance for doubtful accounts .....      $ 100       $  68
          Allowance for sales returns .........        155          77
          Insurance ...........................        (20)         --
          Depreciation ........................       (414)         11
          Warranty provision ..................         36          --
          Accrued compensation ................         --         130
          Interest ............................          3          --
          Uniform inventory capitalization ....        220         146
                                                     -----       -----

                   Net deferred tax asset .....      $  80       $ 432
                                                     =====       =====

                           AVTEAM, INC. AND SUBSIDIARY

         The reconciliation of the expected income tax expense at federal statutory rates is as follows:

                                                                                            PERIOD FROM
                                                                            YEAR ENDED    DEC 6, 1996 TO
                                                                            DEC 31, 1997   DEC 31, 1996
                                                                            ------------  --------------
          Tax at federal statutory rate ...............................          34.00%        34.00%
          State income taxes, net of federal benefit ..................           2.35          2.19
          Deferred tax benefit recorded in conjunction
            with the conversion to a C corporation ....................             --       (223.28)
          Permanent differences .......................................            .13          4.81
                                                                             ---------      --------
                                                                                 36.48%      (182.28)%
                                                                             =========     =========


         PRO FORMA

         The adjustments for pro forma provision for income taxes for the two years ended December 31, 1996, reflect the adjustments needed to reflect income tax expense as if the Company had been taxed as a C corporation.

         The pro forma provision (credit) for income taxes (including the historical component in 1996) is as follows:

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                                   1996          1995
                                  -------      -------
          Current ..........      $   827      $ 1,138
          Deferred .........          341         (721)
                                  -------      -------
                Total ......      $ 1,168      $   417
                                  =======      =======

         The pro forma income tax provision (credit) differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                  1996        1995
                                                               --------     -------
          Tax at federal statutory rate .................         34.00%      34.00%
          State income taxes, net of federal benefit ....          2.45        3.69
          Permanent differences .........................          4.35         .28
                                                               --------     -------
                                                                  40.80%      37.97%
                                                               ========    ========



         On December 6, 1996, the date of the termination of S corporation status, the Company declared a cash distribution to the shareholders. The distribution, paid prior to January 1, 1997, was determined based on the Company's accumulated adjustment account, as defined in the Internal Revenue Code, calculated through the date of termination of the Company's S corporation status.

Also on December 6, 1996, the Company entered into a tax allocation and indemnification agreement with the existing common shareholders relating to their respective income tax liabilities and certain related matters. The tax indemnification agreements generally provide that the existing common shareholders will be indemnified by the Company with respect to federal and state income taxes (plus interest and penalties) arising due to taxable income shifted from a C corporation taxable year in which the Company was an S corporation, and that the Company will be indemnified by the existing common shareholders with respect to federal and state income taxes (plus interest and penalties) arising due to taxable income shifted from an S corporation taxable year to a C corporation taxable year.

                           AVTEAM, INC. AND SUBSIDIARY

         6.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                   ---------------------
                                                     1997          1996
                                                   -------       -------
          Office furniture and equipment ....      $   649       $   203
          Warehouse and transport
            equipment .......................          672           532
          Leasehold improvements ............          222            54
                                                   -------       -------
                                                     1,543           789
          Less accumulated depreciation
            and amortization ................         (605)         (287)
                                                   =======       =======
                                                   $   938       $   502
                                                   =======       =======

7.  LEASES

         On April 1, 1995, the Company entered into a lease agreement for new warehouse and office space under an operating lease which expires on June 30, 2000. Effective January 1, 1998, the Company leased additional warehouse and office space and together with the original space extended the lease term to December 31, 2002. In addition, effective January 1, 1996, the Company signed a lease agreement for additional warehouse and office space under an operating lease which expires on December 31, 2000. Future minimum lease payments by year and in the aggregate under operating leases are as follows (in thousands):

          1998 ....................      $  806
          1999 ....................         813
          2000 ....................         773
          2001 ....................         615
          2002 ....................         629
                                         ------
                                         $3,636
                                         ======

         Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $449,000 $390,000 and $266,000, respectively.

         The Company has entered into various capital leases for office furniture, computer equipment, and warehouse and transportation equipment expiring in various years through 1999. Equipment under capitalized lease obligations had an original cost of approximately $433,000 at December 31, 1997, $201,000 at December 31, 1996, and $153,000 at December 31, 1995 and accumulated amortization was approximately $148,000, $75,000 and $26,000 at December 31, 1997, 1996 and 1995, respectively.

         Future minimum lease payments by year and in the aggregate under these capital leases were as follows at December 31, 1997 (in thousands):

        1998 .......................................................   $ 145
        1999 .......................................................     122
        2000 .......................................................      70
        2001 .......................................................      25
                                                                       -----
        Total minimum lease payments ...............................     362
        Less amounts representing interest at 13.9% ................     (61)
                                                                       -----
        Present value of net minimum lease payments
        under capital leases (including current portion of $115) ...   $ 301
                                                                       =====

                           AVTEAM, INC. AND SUBSIDIARY

8.  RELATED PARTY TRANSACTIONS

         On September 5, 1995, the Company entered into an agreement (the "Parati Agreement") with Parati Corporation ("Parati"), a corporation wholly-owned by the Chairman of the Board of Directors of the Company, which provided that Parati would purchase up to $10 million of certain aftermarket engines and up to $40 million of new engines and that the Company would oversee, disassemble and handle all of the operational and administrative aspects related to such engines. The Parati Agreement further provided that all proceeds from the sale of engines or parts would be divided equally between Parati and the Company after payment to Parati of amounts equal to Parati's investment in such engines less overhaul costs incurred by the Company on behalf of Parati. Overhaul costs were incurred on a component basis and were not incurred until a customer was interested in purchasing a component upon its overhaul. The Company was reimbursed for overhaul costs through a reduction of the Company's payable to Parati regardless of whether such parts were sold. In 1997, 1996 and 1995, the Company recorded sales under this agreement of approximately $495,000, $1,925,000 and $224,000, respectively, with a gross profit of approximately $247,000, $395,000 and $45,000, respectively. On August 21, 1997, the Company issued 38,664 shares of Class A Common Stock as payment for the remaining inventory valued at $270,647 and terminated the Parati Agreement.

         The Company purchased accounting services totaling $25,000, $50,000 and $38,000 for each of the three years 1997, 1996 and 1995, respectively, from a firm that is owned in part by a shareholder of the Company.

         Management believes that compensation received from or paid to related parties under the Parati Agreement and in connection with purchased accounting services, described above, materially approximate those which would have been received from or paid to non-affiliated third parties.

         At December 31, 1996, the Company owed two officers accrued compensation of $292,000.

         At December 31, 1996, notes payable-shareholders consist of the following (in thousands):

          Non-interest bearing notes payable to shareholders due within sixty days of the consummation of an initial public offering or during the
            second fiscal quarter of 2000, whichever is earlier(a) ...................      $1,511
          Notes payable to shareholders bearing interest at 40% of the original issue discount as calculated under the Internal Revenue Code
            (6.57% at December 31, 1996) and due either within sixty days of the consummation of an initial public offering or during the second fiscal
            quarter of 2000, whichever is earlier(b) .................................       1,002
                                                                                            ------
                                                                                            $2,513
                                                                                            ======



----------

     (a) On December 6, 1996, in conjunction with the private placement, the Company agreed to convert the outstanding balance of advances due to shareholders to notes payable. See Note 15.

     (b) On December 6, 1996, in conjunction with the private placement, the existing common shareholders agreed to lend a portion of the previously undistributed S corporation earnings to the Company. See
          Note 15.

                           AVTEAM, INC. AND SUBSIDIARY

         On August 21, 1997, the Company issued 289,108 shares of Class A Common Stock to the Chairman of the Board of Directors as payment for notes payable in the amount of $2,023,757. On November 5, 1997, the Company paid the remaining outstanding amounts to the shareholders.

9.  NOTES PAYABLE TO BANK AND NOTES PAYABLE - LEASE FINANCING

         On February 20, 1997, the Company replaced its existing credit facility with a new credit facility with a different bank which provides working capital of up to $20.0 million with interest at either the lender's prime rate or LIBOR plus 2.75% per annum, as determined by the Company at the time of each advance, subject to its availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The credit facility also permits the bank to issue letters of credit on behalf of the Company of up to $5.0 million, and the aggregate principal amount of any letters of credit so issued will reduce amounts available under the credit facility. The credit facility contains provisions which: (I) restrict the Company's ability to make capital expenditures and dispose of assets; (II) limit the payment of dividends or other distributions to stockholders; (III) limit the incurrence of additional indebtedness, and; (IV) prohibit the repurchase, redemption or retirement of any of the Company's stock. The credit facility matures in May 1998 and the term of any letters of credit issued thereunder must expire prior to May 1999. At December 31, 1997, approximately $16.0 million was available under this credit facility and a letter of credit of approximately $132,000 was outstanding.

         On May 12, 1995, the Company executed a revolving line of credit agreement with a bank. This line of credit was amended on September 29, 1995 and again on June 13, 1996, and was paid in full on February 20, 1997.

         The weighted average interest rate on short term borrowings for the years ended December 31, 1997, 1996 and 1995 was approximately 11%, 10% and 11%, respectively.

         On July 25, 1997, the Company entered into a sale/leaseback arrangement in which three engines were sold for $4,274,000 and leased back by the Company under a five-year lease which requires monthly payments of approximately $56,300 plus applicable fees and taxes. The lease agreement provides the Company with an option to terminate the lease and to repurchase the engines at any time at varying rates based on the original sales price. This transaction is accounted for as a financing, wherein the aircraft engines remain on the books of the Company and are depreciated. The proceeds under the sale/leaseback arrangement is recorded as a financing obligation and will be reduced by payments under the lease. The aggregate annual maturities under this agreement are approximately as follows: 1998, $328,000; 1999, $358,000; 2000, $391,000; 2001, $426,000, and;
2002, $2,642,000.

10.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivable, short-term borrowings and notes payable-lease financing in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of notes payable and notes payable-lease financing because such instruments bear variable interest rates which approximate market.

11.  EMPLOYMENT AGREEMENTS

         Effective January 1, 1994, the Company entered into employment agreements with two key employees which were amended on December 31, 1995, as described in the following paragraph. Under the terms of the original agreements, each employee received through December 31, 1995 compensation equal to 20% of Adjusted Net Income, as defined in such agreements. Additionally, each of these key employees were granted options to purchase shares equivalent to up to 10% of the Company's outstanding common shares at a price equal to the Company's book value on the last day of the month subsequent to the exercise of such options. On January 1, 1995, 33% of the options were exercised in exchange for non-interest bearing notes receivable from the officers totaling approximately $259,000.

                           AVTEAM, INC. AND SUBSIDIARY

         On December 31, 1995, the employment agreements' terms were amended to
(1) reduce, effective January 1, 1996, the amount of Adjusted Net Income each of these two officers may receive as compensation from 20% to 5%, effective January 1, 1996; (2) pay an additional aggregate one time bonus of approximately $1,179,000 to these officers and (3) change the exercise price of the unexercised options to the fair market value of the Company's Class A Common Stock as of the exercise date. The employees exercised their remaining options on December 31, 1995 in return for noninterest bearing notes receivable from the officers payable on demand at any time after May 31, 1996, totaling approximately $1,360,000. On the same day, approximately $912,000 of these notes from officers were offset against amounts due to the officers, resulting in an outstanding balance on notes receivable from officers totaling $707,000, which was repaid on December 12, 1996.

         On December 6, 1996, the two key employees entered into the Amended and Restated Employment Agreements (collectively, the "Employment Agreements") with the Company. The Employment Agreements provide that the two key employees will receive an annual base salary of $260,000 and $220,000, respectively, for an initial term of three years expiring December 1999, as well as the right to participate in the Company's 1996 Stock Option Plan (see Note 16) and the Incentive Plan (as defined below). Upon termination without cause, the two key employees will be entitled to receive two years' base salary.

         The Company adopted a Key Executive Annual Incentive Plan (the "Incentive Plan"), pursuant to which key executives of the Company may receive bonus compensation based on the Company's performance during any fiscal year, as determined by the Compensation Committee of the Board of Directors (the "Committee"). Under the Incentive Plan, the Company's President and Chief Executive Officer and Executive Vice President and other key executives designated by the Committee are assigned a target award expressed as a percentage of base salary in varying amounts (not to exceed 100% of the base salary for the President and Chief Executive Officer and the Executive Vice President and 50% for other key executives). The actual award is subject to achievement by the Company of minimum levels of pre-tax income. The Committee has the authority to select participants other than the President and Chief Executive Officer and the Executive Vice President, to establish target awards and to determine final awards in the event that the Company's operating income is less than the level's established under the Incentive Plan during any year the Incentive Plan remains in effect.

12.  SIGNIFICANT CUSTOMERS

         Pratt & Whitney accounted for 1%, 9% and 21% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Accounts receivable from Pratt & Whitney accounted for 1%, 4% and 28% of total accounts receivable at December 31, 1997, 1996 and 1995, respectively.

         Dallas Aerospace accounted for 5%, 16% and 13% of net sales for the years ended December 31, 1997, 1996 and 1995, respectively, and 10%, 10% and 24% of total accounts receivable at December 31, 1997, 1996 and 1995, respectively.

         A third customer accounted for 19% of 1997 net sales.

         A fourth customer accounted for 12% of 1997 net sales.

13.  CONSIGNMENT SALES

         The Company has an agreement with an airline to sell certain consigned inventory. Net sales related to this agreement include approximately $2,032,000, $1,295,000 and $882,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

14.  GEOGRAPHIC AREA INFORMATION

         The Company had export sales for the years ended December 31, 1997, 1996 and 1995 of approximately $3,613,000, $722,000 and $2,422,000, respectively, primarily to customers in Latin America.

                           AVTEAM, INC. AND SUBSIDIARY

15.  SHAREHOLDERS' EQUITY

         On March 21, 1996, the Company amended and restated its Articles of Incorporation pursuant to which each $1 par value outstanding share of Class A Common Stock was converted to 4,000 shares of Class A Common Stock at a per share par value of $.01. In addition, the Company authorized 20,000,000 shares of $.01 per share par value preferred stock and increased the number of authorized Class A Common Stock to 80,000,000 shares. On December 5, 1996, the authorized shares of Common Stock was amended to be 77,000,000 shares of Class A Common Stock and 3,000,000 shares of Class B Common Stock. All references in the financial statements to number of shares, per share amounts and market prices of the Company's outstanding shares have been retroactively restated to reflect the effect of the stock conversion.

         On December 6, 1996, the Company sold to a group of limited partnerships (the "Clipper Group") in a private placement transaction an aggregate of 1,480,000 shares of Class A Preferred Stock and 220,000 shares of Class B Preferred Stock for an aggregate purchase price of $11,900,000 pursuant to a Stock Purchase Agreement. Two of the limited partnerships are affiliates of Credit Suisse First Boston Corporation. Pursuant to the Company's Second Amended and Restated Articles of Incorporation, all of such shares of Class A Preferred Stock have been automatically converted into an aggregate of 1,480,000 shares of Class A Common Stock and all of such shares of Class B Preferred Stock were converted into an aggregate of 220,000 shares of Class B Common Stock upon the Company's initial public offering. The Clipper Group has transferable registration rights for their shares of Common Stock.

         On August 21, 1997, the Company issued and sold to The Clipper Group in a private placement transaction an aggregate of 494,642 shares of Class A Preferred Stock and 219,644 shares of Class B Preferred Stock for an aggregate purchase price of $5,000,002. Pursuant to the Company's Second Amended and Restated Articles of Incorporation, all of such shares of Class A Preferred Stock have been automatically converted into an aggregate of 494,642 shares of Class A Common Stock and all of such shares of Class B Preferred Stock were converted into an aggregate of 219,644 shares of Class B Common Stock upon the Company's initial public offering. The Clipper Group has transferable registration rights for their shares of Common Stock.

         Also, on August 21, 1997, the Company issued 327,772 shares of Class A Common Stock valued at $2,294,404 to the Chairman of the Board of Directors of the Company as payment for a $1,322,479 non-interest bearing note and a $701,278 interest bearing note included in notes payable to shareholders at June 30, 1997, and as payment for the purchase of the remaining inventory valued at $270,647 under the Parati Agreement in connection with the termination of the Parati Agreement.

         On October 30, 1997, the Company, through an initial public offering, sold 3.033 million shares of Class A Common Stock. The proceeds before deduction of expenses amounted to $23,960,700. A portion of the proceeds was used to repay the outstanding balance owned under the Company's existing Credit Facility, to repay loans to shareholders and to pay officers' accrued compensation.

         Also on October 30, 1997, the Company granted to employees a total of 250,000 options to purchase Class A Common Stock at $8.50 per share under the Company" 1996 Stock Option Plan. The options vest over a three-year period and are exercisable over a period of ten years. At December 31, 1997, 350,000 shares of Class A Common Stock remain reserved for issuance under future option grants.

         On November 28, 1997, the Company issued 330,325 additional shares of Class A Common Stock pursuant to the exercise of the over-allotment option granted to the underwriters. Net proceeds before deduction of expenses amounted to approximately $2,611,000.

                           AVTEAM, INC. AND SUBSIDIARY

16.   STOCK OPTIONS

          The Company, under its 1996 Stock Option Plan, may grant a maximum of 600,000 options to purchase Class A Common Shares at prices not less than 100% of the fair market value at the date of option grant. On October 31, 1997, the date of its initial public offering, the Company granted a total of 250,000 options to all of its employees. Such options vest over a three-year period at rates of 35%, 35% and 30%. The option exercise price is $8.50 per share. The options have a maximum term of ten years. A total of 350,000 options remain available for future grants.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings would have been changed to the pro forma amounts indicated below (in thousands):

                                                                      1997
                                                                      ----
                  Net income                      As reported        $3,934
                                                  Pro forma          $3,861

                  Earnings per common share -     As reported        $ 0.65
                         basic                    Pro forma          $ 0.64

                  Earnings per common share -     As reported        $ 0.52
                         assuming dilution        Pro forma          $ 0.51

         The fair value of each option grant is estimated at $8.21 on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: dividend yield of 0%, expected volatility of 1.849%; risk-free interest rate of 5%; and expected lives of five years.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
AVTEAM, Inc.

         We have audited the consolidated financial statements of AVTEAM, Inc. and Subsidiary as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report theron dated February 16, 1998 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/  ERNST & YOUNG LLP

Miami, Florida
February 16, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           AVTEAM, INC. AND SUBSIDIARY
                                DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                          BALANCE AT    CHARGED TO
                                         BEGINNING OF   COSTS AND                      BALANCE AT
      DESCRIPTION                         OF YEAR        EXPENSES     DEDUCTIONS      END OF YEAR
                                         ------------   ---------     ----------      -----------
Year Ended December 31, 1995
Deducted from asset accounts:
  Allowance for doubtful accounts          $ 53          $145          $ 84 (1)         $114
  Allowance for sales returns ...           162           669           162 (2)          669
                                           ----          ----          ----             ----
         Total ..................          $215          $814          $246             $783
                                           ====          ====          ====             ====

Year Ended December 31, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts          $114          $ 88          $ 13(1)          $189
  Allowance for sales returns ...           669           211           669(2)           211
                                           ----          ----          ----             ----
         Total ..................          $783          $299          $682             $400
                                           ====          ====          ====             ====

Year Ended December 31, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts          $189          $136          $ 51(1)          $274
  Allowance for sales returns ...           211           428           211(2)           428
                                           ----          ----          ----             ----
         Total ..................          $400          $564          $262             $702
                                           ====          ====          ====             ====



________________

(1) Uncollectible accounts written off, net of recoveries.

(2) Application of credit memos against reserve.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miramar, Florida on the 30th day of March, 1998.



                                          AVTEAM, Inc.

                                          By:  /s/ Donald A. Graw
                                             -------------------------------
                                                     Donald A. Graw
                                            CHAIRMAN OF THE BOARD, PRESIDENT
                                              AND CHIEF EXECUTIVE OFFICER



                  NAME                               TITLE                              DATE
                  ----                               -----                              ----

         /s/   DONALD A. GRAW
----------------------------------  Chairman of the Board, President,           March 30, 1998
         Donald A. Graw                     Chief Executive Officer
                                            (Principal Executive Officer)


         /s/   MARK S. KOONDEL
----------------------------------  Chief Financial Officer,                    March 30, 1998
         Mark S. Koondel                    Treasurer, Assistant Secretary
                                            (Principal Financial and
                                            Accounting Officer)


         /s/   JAIME J. LEVY
----------------------------------  Executive Vice President,                   March 30, 1998
         Jaime J. Levy                      Director


         /s/   RICHARD PRESTON
----------------------------------  Secretary, Director                         March 30, 1998
         Richard Preston


         /s/   ROBERT MUNSON
----------------------------------  Director                                    March 30, 1998
         Robert Munson


         /s/   EUGENE P. LYNCH
----------------------------------  Director                                    March 30, 1998
         Eugene P. Lynch


----------------------------------  Director
         Sanford Miller




                                  EXHIBIT INDEX

EXHIBIT                                                                                          SEQUENTIALLY
NUMBER            EXHIBIT                                                                        NUMBERED PAGE
------            -------                                                                        -------------

10.29             Underwriting Agreement dated October 31, 1997 among Registrant,
                  Credit Suisse First Boston Corporation, SBC Warburg Dillon Read, Inc.,
                  Leon Sragowicz and Sragowicz Foundation, Inc.

21.1              List of Subsidiaries of Registrant

27.1              Financial Data Schedule for the year ended December 31, 1997


