Form 10-Q
period 1998-03-31
AVTEAM INC
filed 1998-05-15
CIK 1013787

================================================================================




                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1998

                             Commission File 0-20889

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

                                                           Yes    X    No
                                                                -----     -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       As of May 15, 1998, 10,665,739 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.


================================================================================

                                  AVTEAM, INC.

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----

PART I - FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements................................... 1 - 6

                  Condensed Consolidated Balance Sheets as of March 31, 1998
                  and December 31, 1997.........................................................   1

                  Condensed Consolidated Statements of Income for the Three
                  Months Ended March 31, 1998 and 1997..........................................   2

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1998 and 1997..........................................   3

                  Notes to Condensed Consolidated Financial Statements.......................... 4 - 6

Item 2.           Management's Discussion and Analysis
                  Of Financial Condition and Results of Operations.............................. 7 - 9

PART II - OTHER INFORMATION

Item 5.           Other Information............................................................   10

Item 6.           Exhibits and Reports on Form 8-K..............................................  11

SIGNATURES .....................................................................................  12

EXHIBIT INDEX ..................................................................................  13



                                  AVTEAM, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                  1998           1997
                                                                                                --------       --------
                                                                                              (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents .........................................................      $    802         18,676
       Trade accounts receivable, net ....................................................         8,111          5,751
       Inventory .........................................................................        39,333         24,480
       Prepaid expenses ..................................................................           541          1,153
       Deposits ..........................................................................         7,488            432
       Deferred tax asset ................................................................           102             80
                                                                                                --------       --------

Total current assets .....................................................................        56,377         50,572

Revenue producing equipment, at cost .....................................................         9,567          7,152
       Accumulated depreciation ..........................................................          (377)          (217)
                                                                                                --------       --------
                                                                                                   9,190          6,935

Property and equipment, at cost ..........................................................         1,783          1,543
       Accumulated depreciation ..........................................................          (688)          (605)
                                                                                                --------       --------
                                                                                                   1,095            938

Other assets .............................................................................           270            509
                                                                                                --------       --------
         Total assets ....................................................................      $ 66,932       $ 58,954
                                                                                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable ..................................................................      $  6,970       $    706
       Accrued expenses ..................................................................           903          1,654
       Customer deposits .................................................................         3,961            344
       Current portion of notes payable-lease financing ..................................           140            328
       Current portion of capital lease obligations ......................................           109            115
                                                                                                --------       --------

Total current liabilities ................................................................        12,083          3,147

Capital lease obligations, net of current portion ........................................           161            186

Notes payable - lease financing ..........................................................         1,532          3,817

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued or outstanding in 1997, 1,974,642 shares of Class A Preferred Stock and
         439,644 shares of Class B Preferred Stock issued and outstanding in 1996 ........            --             --
      Class A Common Stock, $.01 par value, 77,000,000 shares
         authorized, 10,665,739 shares issued and outstanding ............................           107            107
      Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
         shares issued and outstanding ...................................................             4              4
      Additional paid-in capital .........................................................        47,444         47,444
      Retained earnings ..................................................................         5,601          4,249
                                                                                                --------       --------
Total shareholders' equity ...............................................................        53,156         51,804
                                                                                                --------       --------

Total liabilities and shareholders' equity ...............................................      $ 66,932       $ 58,954
                                                                                                ========       ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  AVTEAM, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands except per share data)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                        1998                1997
                                                                                    ------------       ------------
                                                                                              (Unaudited)
Net sales ....................................................................      $     13,117       $      8,413
Cost of sales ................................................................             9,232              5,716
                                                                                    ------------       ------------
         Gross profit ........................................................             3,885              2,697
Operating expenses ...........................................................             1,689              1,349
                                                                                    ------------       ------------
Income from operations .......................................................             2,196              1,348
Interest expense, net ........................................................                50                129
                                                                                    ------------       ------------

Income before provision (credit) for income taxes ............................             2,146              1,219

Provision (credit) for income taxes:
         Current .............................................................               816                545
         Deferred ............................................................               (22)              (101)
                                                                                    ------------       ------------
                                                                                             794                444
                                                                                    ------------       ------------
Net income ...................................................................      $      1,352       $        775
                                                                                    ============       ============

Net income per common equivalent share - basic ...............................      $       0.12       $       0.16
                                                                                    ============       ============

Weighted average number of common equivalent shares outstanding ..............        11,105,383          5,000,000
                                                                                    ============       ============

Net income per common equivalent share - diluted .............................      $       0.12       $       0.12
                                                                                    ============       ============

Weighted average number of common equivalent shares outstanding - diluted ....        11,135,631          6,700,000
                                                                                    ============       ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  AVTEAM, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        -----------------------
                                                                                          1998           1997
                                                                                        --------       --------
                                                                                             (UNAUDITED)
OPERATING ACTIVITIES
Net income .......................................................................      $  1,352       $    775
Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization ..........................................           352             36
          Bad debt expense .......................................................            47             13
          Deferred tax credit ....................................................           (22)          (101)
          Changes in operating assets and liabilities:
                 Trade accounts receivable .......................................        (2,407)           607
                 Inventory .......................................................       (14,853)        (6,797)
                 Prepaid expenses and deposits ...................................        (6,444)          (788)
                 Other assets ....................................................           239             (3)
                 Accounts payable ................................................         6,264           (318)
                 Accrued expenses/customer deposits ..............................         2,866            378
                 Due to shareholders and affiliates ..............................            --             17
                                                                                        --------       --------

                          Net cash used in operating activities ..................       (12,606)        (6,181)

INVESTING ACTIVITIES
Purchases of revenue producing equipment .........................................        (4,985)            --
Purchases of property and equipment ..............................................          (240)          (108)
                                                                                        --------       --------
                          Net cash used in investing activities ..................        (5,225)          (108)

FINANCING ACTIVITIES
Payments on capital leases .......................................................           (31)           (14)
Net payments on notes payable ....................................................           (12)            --
Net proceeds from short-term line of credit ......................................            --          7,733
                                                                                        --------       --------
                         Net cash (used in) provided by financing activities .....           (43)         7,719
                                                                                        --------       --------
                         Net (decrease) increase in cash and cash equivalents ....       (17,874)         1,430
                         Cash and cash equivalents at beginning of period ........        18,676             --
                                                                                        --------       --------
                         Cash and cash equivalents at end of year ................      $    802       $  1,430
                                                                                        ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid ....................................................................      $     50       $    122
                                                                                        ========       ========
Income taxes paid ................................................................      $     31             --
                                                                                        ========       ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  AVTEAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

         The Company has in the past and may in the future experience substantial fluctuations in its results of operations as a result of seasonal effects. The Company believes that demand for aircraft engines, engine parts and airframe components ("Engines and Components") is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft are removed from service during the summer months due to the failure of those particular aircraft engines to comply with certain exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engine sales, at greater unit purchase prices than the installed parts and components, may cause significant fluctuations in the Company's quarterly results of operations.

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

         Revenues from the sale of aircraft engines are recognized when title and risk of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. In certain instances prior to shipment or customer pick-up, certain customers request the Company to hold aircraft engines until the customer determines the most economical means of taking possession. The Company records revenues under such circumstances only if: (1) payment is received or is receivable within 30 days; (2) title and risk of ownership is transferred to the

                           AVTEAM, INC. AND SUBSIDIARY
customer; (3) the customer's request that the transaction be on a bill-and-hold basis is in writing; (4) there is a fixed schedule for delivery of the engines that is within 30 days of the sale; (5) the Company does not have any specific performance obligations; (6) the engines are segregated from other engines and are not subject to being used to meet other customer's needs and (7) the engines are ready for shipment.

         The Company enters into consignment arrangements in which it warehouses items, determines sales prices, arranges for shipment to customers, and collects accounts receivable. The Company reflects sales under such arrangements in net sales and the cost of such sales in cost of sales, since the Company bears the risk of ownership once the items are sold.

WARRANTIES AND PRODUCT RETURNS

         The Company does not provide service warranties in addition to those provided by repair facilities and as a result does not record accruals for warranties. The Company has established programs which, under specific conditions, enable its customers to return inventory. The effect of these returns is estimated based on a percentage of sales and historical experience and sales are recorded net of a provision for estimated returns.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment.......................     3-7 years
         Warehouse and transport equipment....................     5-7 years
         Leasehold improvements...............................     3-5 years

REVENUE PRODUCING EQUIPMENT

         Revenue producing equipment is comprised of engines and aircraft leased to users on a short-term basis. Such engines and aircraft are carried at cost and are depreciated using the straight-line method over periods between five and ten years. Two of such engines are the subject of a sale/leaseback arrangement. The proceeds under the arrangement are recorded as a financing obligation and will be reduced by payments under the lease over its five year term. The lease agreement provides the Company with an option to terminate the lease and to repurchase the engines at any time after one year at varying rates based on the original sales price.

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

                           AVTEAM, INC. AND SUBSIDIARY

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

The following table sets forth the computation of basic and diluted net income and net income per share:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                1998             1997
                                                                             -----------      -----------
     Numerator:
            Net income ................................................      $ 1,352,000      $   775,000
                                                                             ===========      ===========

     Denominator:
             Denominator for basic net income per share - weighted
                 average shares .......................................       11,105,383        5,000,000

     Effect of dilutive securities
             Convertible preferred stock ..............................               --        1,700,000
             Employee stock options ...................................           30,248               --
                                                                             -----------      -----------
     Dilutive potential common shares .................................           30,248        1,700,000
                                                                             -----------      -----------
             Denominator for diluted earnings per share - adjusted
                 weighted-average shares and assumed conversions ......      $11,135,631      $ 6,700,000
                                                                             ===========      ===========

     Net income per common share - basic ..............................      $      0.12      $      0.16
                                                                             ===========      ===========
     Net income per common share - diluted ............................      $      0.12      $      0.12
                                                                             ===========      ===========


DEPOSITS AND CUSTOMER DEPOSITS

        The Company has entered into various contracts for the purchase and sale of whole engines. Occasionally, these contracts require a substantial down-payment to fix the consideration of such engines and to allow the time to perform due diligence work. These deposits are refundable.

SUBSEQUENT EVENT

         On April 30, 1998, the Company entered into a Credit Agreement with a syndicate of lenders. This agreement provides for a revolving credit facility in the maximum aggregate principal of up to $70 million. The revolving credit facility includes a working capital revolving loan facility of up to $45 million and an acquisition revolving loan facility of up to $25 million. The Credit Agreement expires on April 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         AVTEAM, Inc. (the "Company") is a global supplier of aftermarket aircraft engines, engine parts and airframe material. The Company supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April, 1997 the Company, through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc., began providing certain on-wing maintenance and repair and borescope services.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                                  ----------------
                                                  1998       1997
                                                  ----       ----

     Net sales ..............................      100%      100%
     Cost of sales ..........................       70        68
                                                  ----       ----
     Gross profit ...........................       30        32
     Operating expenses .....................       13        16
                                                  ----       ----
     Income from operations .................       17        16
     Interest expense, net ..................        1         2
                                                  ----       ----
     Income before income taxes .............       16        14
     Provision (credit) for income taxes ....        6         5
                                                  ====       ====
     Net income .............................       10%        9%
                                                  ====       ====

----------

         FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

         NET SALES. Net sales increased 55.9% to $13.1 million in 1998 from $8.4 million in 1997. This increase is primarily due to an increase in whole engine sales of 128.6% over whole engine sales in 1997. In addition, revenue from leasing and field services increased to $1.3 million from $47,000.

         GROSS PROFIT. Gross profit increased 44.0% to $3.9 million in 1998 from $2.7 million in 1997. Gross margin decreased to 29.6% in 1998 from 32.1% in 1997 principally because of the lower margins generated from the sale of whole engines, which accounted for 32.9% of the Company's net sales.

         OPERATING EXPENSES. Operating expenses increased 25.2% to $1.7 million in 1998 from $1.3 million in 1997. As a percentage of net sales, such expense decreased to 12.9% in 1998 from 16.0% in 1997. The expense increase is primarily attributable to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments and additional occupancy costs associated with the acquisition of an additional 50,000 square feet of rental warehouse space, offset by the reversal of a $100,000 reserve associated with a lapsed repair commitment to one customer.

         NET INTEREST EXPENSE. Net interest expense decreased 61.2% to $50,000 in 1998 from $129,000 in 1997. As a percentage of net sales, such expense decreased to .4% in 1998 from 1.5% in 1997. The decreased interest expense is a result of lower borrowing levels, subsequent to the initial public offering in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations and, to a lesser extent, from consignment sales. During the first quarter of 1998, the Company used approximately $12.6 million in operating activities, principally for the purchase of inventory. Net cash provided by financing activities, derived primarily from the sale of the Company's Class A Common Stock in its initial public offering which was consummated on November 3, 1997 was $29.7 million. The Company also obtained airframe material on consignment and may enter into other consignment arrangements in the future. In May 1997, the Company launched a program in conjunction with third-party financing sources under which the Company leases aircraft engines to its customers, which has increased the Company's liquidity and provides working capital for the purchase of additional aircraft engines.

         On February 20, 1997, the Company obtained from NationsBank, N.A. ("NationsBank") a Credit Facility which provided working capital of up to $20.0 million with interest at either the lender's prime rate or LIBOR plus 2.75% per annum, as determined by the Company at the time of each advance, subject to an availability calculation based on the eligible borrowing base. The eligible borrowing base included certain receivables and inventories of the Company. The Credit Facility also permitted NationsBank to issue letters of credit on behalf of the Company of up to $5.0 million, and the aggregate principal amount of any letters of credit so issued reduced amounts available under the Credit Facility. The Credit Facility matured in May 1998 and the term of any letters of credit issued thereunder must expire prior to May 1999. At May 1, 1998, the Company was obligated under a letter of credit in the amount of approximately $132,000 and had additional availability of approximately $18.2 million under the Credit Facility. The Company established a new credit facility with NationsBank effective May 1998 to replace its existing credit facility.

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

         Also, on August 21, 1997, the Company issued and sold 327,772 shares of Class A Common Stock to Mr. Sragowicz for an aggregate purchase price of approximately $2.3 million as payment for loans made by Mr. Sragowicz to the Company in the amount of approximately $2.0 million and payment for the remaining inventory of Pratt & Whitney engine parts valued at $270,648 related to an agreement between the Company and Parati Corporation.

         On November 3, 1997, the Company completed an initial public offering of 4,500,000 shares of its Class A Common Stock at an offering price of $8.50 per share. Of the shares of Class A Common Stock offered thereby, 3,033,000 shares were sold by the Company and 1,467,000 shares were sold by Sragowicz Foundation, Inc. On December 3, 1997, the Company sold an additional 330,325 shares of its Class A Common Stock at an offering price of $8.50 per share price upon the exercise of an underwriters' over-allotment option. The Company received aggregate net proceeds from the initial public offering of approximately $25.6 million. Of this amount, $12.5 million was used to repay outstanding indebtedness, $200,000 was used for payment of accrued compensation and the remainder is being used for working capital and general corporate purposes, including the purchase of surplus aircraft, aircraft engines, engine parts and airframe material for the Company's inventory.

         The Company has established a capital expenditure budget of approximately $1.75 million during 1998, including approximately $750,000 for additional engine tooling in the Company's disassembly operations, approximately $150,000 for enhancements to the Company's management information systems, approximately $400,000 for warehouse improvements, approximately $300,000 for additional leasehold improvements related to planned increases in personnel, approximately $100,000 for additional equipment to be utilized by the Company's field service subsidiary and $50,000 for additional office furniture and equipment.

         The Company's principal working capital requirements relate to the acquisition of inventory and carrying of receivables. The Company believes that the current level of working capital and amounts available under the credit facility with NationsBank will enable it to meet its liquidity requirements for the next twelve months.

SEASONALITY

         The Company believes that demand for aircraft engines, engine parts and airframe material is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft engines are removed from service during the summer months due to the failure of those particular aircraft engines to comply with exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engines sold, which have a substantially greater purchase price than the installed parts and components, may cause significant fluctuations in the Company's quarterly operating results. The Company has in the past and may in the future experience substantial quarterly fluctuations in sales as a result of these seasonal effects.

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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

         On November 3, 1997, the Company completed an initial public offering of 4,500,000 shares of its Class A Common Stock at an offering price of $8.50 per share. Of the shares of Class A Common Stock offered thereby, 3,033,000 shares were sold by the Company and 1,467,000 shares were sold by Sragowicz Foundation, Inc. On December 3, 1997, the Company sold an additional 330,325 shares of its Class A Common Stock at an offering price of $8.50 per share price upon the exercise of an underwriters' over-allotment option. The Company received aggregate net proceeds from the initial public offering of approximately $25.6 million. Of this amount, $12.5 million was used to repay outstanding indebtedness, $200,000 was used for payment of accrued compensation and the remainder is being used for working capital and general corporate purposes, including the purchase of surplus aircraft, aircraft engines, engine parts and airframe material for the Company's inventory.

Item 5.  Other Information.

         On April 30, 1998, the Registrant, as borrower, and AVTEAM Aviation Field Services, Inc., as guarantor, (the "Guarantor") entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, as administrative agent, (the "Lenders"), pursuant to which the Lenders agreed to make available to the Registrant a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70,000,000. The Revolving Credit Facility includes (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45,000,000 and (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25,000,000. The Working Capital Revolving Loan Facility will be used by the Registrant to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility will be used by the Registrant to finance acquisitions permitted under the Credit Agreement. The Credit Agreement is secured by a senior security interest in all of the assets of the Registrant and the Guarantor. In addition, the obligations of the Registrant under the Credit Agreement are guaranteed by the Guarantor.

         The Registrant may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Registrant to make certain mandatory prepayments of principal and interest and permits the Registrant to make optional prepayments of principal and interest.

         The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Registrant, (iii) creating liens on the Registrant's properties or assets, (iv) entering into a merger or other business combination or (v) causing a Change in Control (as defined below). The Registrant is also required to comply with certain financial covenants under the Credit Agreement. A Change in Control ("Change in Control") will result upon the occurrence of an event of default under the Credit Agreement, when (i) any person, or group of persons acting in concert, acquires 50% or more of the voting capital stock of the Registrant or (ii) either Donald
A. Graw, the Chairman, President and Chief Executive Officer of the Registrant, or Jaime J. Levy, the Executive Vice President of the Registrant, cease to serve as an officer of the Registrant or are no longer active in the day-to-day management of the business of the Registrant.

         The foregoing description of the terms of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is attached hereto as an exhibit and is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits

         10.1 Credit Agreement dated April 30, 1998, among the Registrant, AVTEAM Aviation Field Services, Inc., NationsBank, N.A., and certain lenders identified therein

         10.2 Employment Agreement dated as of January 5, 1998 between the Registrant and Dallas Cobb

         10.3 Employment Agreement dated as of March 1, 1998 between the Registrant and Bryan T. McFarland

         10.4 Employment Agreement dated as of March 1, 1998 between the Registrant and Paula Sparks

         27.1     Financial Data Schedule for the period ended March 31, 1998


    (b)    Reports on Form 8-K.

          The Registrant did not file any reports on Form 8-K for the period ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AVTEAM, Inc.





                                 /s/   DONALD A. GRAW
Date:  May  15, 1998             -----------------------------------------------
                                 Donald A. Graw
                                 Chairman, President and Chief Executive Officer



                                 /s/   MARK S. KOONDEL
Date:  May  15, 1998             -----------------------------------------------
                                 Mark S. Koondel
                                 Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX



Exhibit Index     Description
-------------     -----------

         10.1 Credit Agreement dated April 30, 1998, among the Registrant, AVTEAM Aviation Field Services, Inc., NationsBank, N.A., and certain lenders identified therein

         10.2 Employment Agreement dated as of March 1, 1998 between the Registrant and Dallas Cobb

         10.3 Employment Agreement dated as of January 5, 1998 between the Registrant and Bryan T. McFarland

         10.4 Employment Agreement dated as of March 24, 1997 between the Registrant and Paula Sparks

         27.1     Financial Data Schedule for the period ended March 31, 1998