Form 10-Q
period 1998-06-30
AVTEAM INC
filed 1998-08-14
CIK 1013787

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1998

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

       As of August 13, 1998, 10,665,739 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.

================================================================================

                                  AVTEAM, INC.

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.....................................................        1 - 6

          Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.................          1

          Condensed Consolidated Statements of Income for the Six Months Ended
          June 30, 1998 and 1997..........................................................................          2

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1998 and 1997..........................................................................          3

          Notes to Condensed Consolidated Financial Statements............................................          4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........          6

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.............................................         10

Item 5.   Other Information...............................................................................         10

Item 6.   Exhibits and Reports on Form 8-K................................................................         10

SIGNATURES        ........................................................................................         11

                                  AVTEAM, INC.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                                                       JUNE 30,    DECEMBER 31,
                                                                                         1998           1997
                                                                                     ------------  ------------
                                                                                     (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents ................................................      $  1,357       $ 18,676
       Trade accounts receivable, net ...........................................         6,812          5,751
       Inventory ................................................................        57,521         24,480
       Prepaid expenses .........................................................           899          1,153
       Deposits .................................................................         6,229            432
       Deferred tax asset .......................................................           211             80
                                                                                       --------       --------

Total current assets ............................................................        73,029         50,572

Revenue producing equipment, at cost ............................................        10,181          7,152
       Accumulated depreciation .................................................          (526)          (217)
                                                                                       --------       --------
                                                                                          9,655          6,935

Property and equipment, at cost .................................................         2,421          1,543
       Accumulated depreciation .................................................          (806)          (605)
                                                                                       --------       --------
                                                                                          1,615            938

Other assets ....................................................................           272            509
                                                                                       --------       --------

         Total assets ...........................................................      $ 84,571       $ 58,954
                                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Notes payable to bank ....................................................      $ 19,000       $     --
       Accounts payable .........................................................         4,600            706
       Accrued expenses .........................................................         1,337          1,654
       Customer deposits ........................................................           699            344
       Current portion of notes payable-lease financing .........................           654            328
       Current portion of capital lease obligations .............................           131            115
                                                                                       --------       --------

Total current liabilities .......................................................        26,421          3,147

Capital lease obligations, net of current portion ...............................           109            186

Notes payable - lease financing .................................................         3,149          3,817

Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares authorized,
             no shares issued or outstanding ....................................            --             --
       Class A Common Stock, $.01 par value, 77,000,000 shares authorized,
             10,665,739 shares issued and outstanding ...........................           107            107
       Class B Common Stock, $.01 par value, 3,000,000 shares authorized,
             439,644 shares issued and outstanding ..............................             4              4
       Additional paid-in capital ...............................................        47,444         47,444
       Retained earnings ........................................................         7,337          4,249
                                                                                       --------       --------

Total shareholders' equity ......................................................        54,892         51,804
                                                                                       --------       --------

Total liabilities and shareholders' equity ......................................      $ 84,571       $ 58,954
                                                                                       ========       ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  AVTEAM, INC.
                   Condensed Consolidated Statements of Income
                      (In thousands except per share data)

                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                         -------------------------------       -------------------------------
                                                             1998               1997               1998               1997
                                                         ------------       ------------       ------------       ------------
                                                                   (UNAUDITED)                           (UNAUDITED)
Net sales .........................................      $     21,100       $     10,519       $     34,217       $     18,932
Cost of sales .....................................            15,772              7,252             25,004             12,968
                                                         ------------       ------------       ------------       ------------
         Gross profit .............................             5,328              3,267              9,213              5,964
Operating expenses ................................             2,321              1,638              4,010              2,987
                                                         ------------       ------------       ------------       ------------
Income from operations ............................             3,007              1,629              5,203              2,977
Interest expense, net .............................               259                340                309                469
                                                         ------------       ------------       ------------       ------------

Income before provision (credit) for income taxes .             2,748              1,289              4,894              2,508

Provision (credit) for income taxes:
         Current ..................................             1,119                589              1,937              1,134
         Deferred .................................              (107)              (121)              (131)              (222)
                                                         ------------       ------------       ------------       ------------
                                                                1,012                468              1,806                912
                                                         ------------       ------------       ------------       ------------

Net income ........................................      $      1,736       $        821       $      3,088       $      1,596
                                                         ============       ============       ============       ============

Net income per common equivalent share - basic ....      $       0.16       $       0.16       $       0.28       $       0.32
                                                         ============       ============       ============       ============

Weighted average number of common equivalent shares
outstanding .......................................        11,105,383          5,000,000         11,105,383          5,000,000
                                                         ============       ============       ============       ============

Net income per common equivalent share - diluted ..      $       0.16       $       0.12       $       0.28       $       0.24
                                                         ============       ============       ============       ============

Weighted average number of common equivalent shares
outstanding - diluted .............................        11,143,113          6,700,000         11,139,387          6,700,000
                                                         ============       ============       ============       ============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  AVTEAM, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   -----------------------
                                                                                    1998            1997
                                                                                   --------       --------
                                                                                         (UNAUDITED)
OPERATING ACTIVITIES
Net income ..................................................................      $  3,088       $  1,596
Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization .............................................           796            118
  Bad debt expense ..........................................................           (46)            65
  Deferred tax credit .......................................................          (131)          (222)
  Changes in operating assets and liabilities:
     Trade accounts receivable ..............................................        (1,015)        (3,452)
     Inventory ..............................................................       (33,041)        (7,843)
     Prepaid expenses and deposits ..........................................        (5,543)        (3,772)
     Other assets ...........................................................           237             68
     Accounts payable .......................................................         3,894            451
     Accrued expenses/customer deposits .....................................            38             41
     Due to shareholders and affiliates .....................................            --            123
                                                                                   --------       --------

         Net cash used in operating activities ..............................       (31,723)       (12,827)

INVESTING ACTIVITIES
Purchases of revenue producing equipment ....................................        (8,100)            --
Purchases of property and equipment .........................................          (878)          (325)
Net proceeds from sale of revenue producing equipment .......................         4,785             --
                                                                                   --------       --------

         Net cash used in investing activities ..............................        (4,193)          (325)

FINANCING ACTIVITIES

Payments on capital leases ..................................................           (61)           (33)
Net payments on notes payable ...............................................        (2,489)            --
Net proceeds from notes payable financing ...................................         2,147             --
Net proceeds from short-term line of credit .................................        19,000         14,849
                                                                                   --------       --------

         Net cash provided by financing activities ..........................        18,597         14,816
                                                                                   --------       --------
         Net (decrease) increase in cash and cash equivalents ...............       (17,319)         1,664
         Cash and cash equivalents at beginning of period ...................        18,676             --
                                                                                   --------       --------
         Cash and cash equivalents at end of year ...........................      $  1,357       $  1,664
                                                                                   ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid ...............................................................      $    389       $    460
                                                                                   ========       ========
Income taxes paid ...........................................................      $    857       $     --
                                                                                   ========       ========
Office furniture and equipment acquired under capital leases ................      $     --       $    112
                                                                                   ========       ========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  AVTEAM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements of AVTEAM, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

         The Company has in the past and may in the future experience substantial fluctuations in its results of operations as a result of seasonal effects. The Company believes that demand for aircraft engines, engine parts and airframe components is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft are removed from service during the summer months due to the failure of those particular aircraft engines to comply with certain exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engine sales, at greater unit purchase prices than the installed parts and components, may cause significant fluctuations in the Company's quarterly results of operations.

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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory and revenue producing equipment from certain of its customers and periodically offsets amounts owed to customers for inventory and revenue producing equipment against the accounts receivable for sales to such customers. For the six months ended June 30, 1998, accounts payable totaling approximately $4,828,000 were offset against accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment ......      3-7 years
         Warehouse and transport equipment....      5-7 years
         Leasehold improvements ..............      3-5 years

REVENUE PRODUCING EQUIPMENT

         Revenue producing equipment is comprised of engines and aircraft leased to users on a short-term basis. Such engines and aircraft are carried at cost and are depreciated using the straight-line method over periods between five and ten years. Four of such engines are the subject of a sale/leaseback arrangement. The proceeds under the arrangement are recorded as a financing obligation and will be reduced by payments under the lease over its five year term. The lease agreement provides the Company with an option to terminate the lease and to repurchase the engines at any time after one year at varying rates based on the original sales price.

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

                           AVTEAM, INC. AND SUBSIDIARY

NET INCOME PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" which requires the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The principal difference required by the new statement and the new interpretation required by the Securities and Exchange Commission is the inclusion of the 2,414,286 shares of preferred stock only from their date of issue until their conversion to common shares on October 30, 1997, the date of the Company's initial public offering, for the purposes of calculating diluted earnings per share only. Previously these shares were included in the calculation of both primary and fully diluted earnings per share for all periods presented.

The following table sets forth the computation of basic and diluted net income and net income per share:

                                                            Three Months                         Six Months
                                                           Ended June 30,                      Ended June 30,
                                                         1998            1997             1998             1997
                                                     -----------      -----------      -----------      -----------
                                                            (UNAUDITED)                            (UNAUDITED)
    Numerator:
           Net income .........................      $ 1,736,000      $   821,000      $ 3,088,000      $ 1,596,000
                                                     ===========      ===========      ===========      ===========
    Denominator:
           Denominator for basic net income
           per share-weighted average shares ..       11,105,383        5,000,000       11,105,383        5,000,000
                                                     -----------      -----------      -----------      -----------
    Effect of dilutive securities
           Convertible preferred stock ........               --        1,700,000               --        1,700,000
           Employee stock options .............           37,730               --           34,004               --
                                                     -----------      -----------      -----------      -----------
                                                          37,730        1,700,000           34,004        1,700,000
                                                     -----------      -----------      -----------      -----------

    Dilutive potential common shares
           Denominator for diluted earnings per
           share - adjusted weighted average
           shares and assumed conversions .....       11,143,113        6,700,000       11,139,387        6,700,000
                                                     ===========      ===========      ===========      ===========
    Net income per common share - basic .......      $      0.16      $      0.16      $      0.28      $      0.32
                                                     ===========      ===========      ===========      ===========
    Net income per common share - diluted .....      $      0.16      $      0.12      $      0.28      $      0.24
                                                     ===========      ===========      ===========      ===========

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

FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is a global supplier of aftermarket aircraft engines, engine parts and airframe components. The Company supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, the Company, through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services.

                           AVTEAM, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                             Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                           1998          1997         1998        1997
                                           ----          ----         ----        ----
         Net sales ................         100%         100%         100%         100%
         Cost of sales ............          75           69           73           69
                                            ---          ---          ---          ---
         Gross profit .............          25           31           27           31
         Operating expenses .......          11           16           12           16
                                            ---          ---          ---          ---
         Income from operations ...          14           15           15           15
         Interest expense, net ....           1            3            1            2
                                            ---          ---          ---          ---
         Income before income taxes          13           12           14           13
         Provision for income taxes           5            4            5            5
                                            ---          ---          ---          ---

         Net income ...............           8%           8%           9%           8%
                                            ===          ===          ===          ===

-------------

         NET SALES. Net sales increased 100.6% to $21.1 million for the second quarter of 1998 from $10.5 million for the second quarter of 1997. For the first six months of 1998, net sales increased 80.7% to $34.2 million from $18.9 million for the first six months of 1997. The increases are primarily due to increased whole engine sales and a whole aircraft sale and higher levels of airframe component inventory available for sale resulting from purchases of whole aircraft which were disassembled.

         GROSS PROFIT. Gross profit increased 63.1% to $5.3 million for the second quarter of 1998 from $3.3 million for the second quarter of 1997. For the first six months of 1998, gross profit increased 54.5% to $9.2 million from $6.0 million for the first six months of 1997. Gross margin decreased to 25.3% for the second quarter of 1998 from 31.1% for the second quarter of 1997. Gross margin decreased to 26.9% for the first six months of 1998 from 31.5% for the first six months of 1997. The margin decline is as a result of the increase in sales of higher thrust whole engines, which result in lower margins than the sale of aircraft engine parts. Total whole engine sales accounted for 43.0% of the Company's net sales for the second quarter of 1998 and 39.2% of the Company's net sales for the six months of 1998.

         OPERATING EXPENSES. Operating expenses increased 41.7% to $2.3 million for the second quarter of 1998 from $1.6 million for the second quarter of 1997. For the first six months of 1998, operating expenses increased 34.2% to $4.0 million from $3.0 million for the first six months of 1997. The expense increases are primarily attributed to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments, additional occupancy costs associated with the acquisition of an additional 50,000 square feet of rental warehouse and office space, and increased legal and investor relations expenses as a result of being a publicly-owned company. Operating expenses as a percentage of net sales decreased to 11.0% for the second quarter of 1998 from 15.6% for the second quarter of 1997. For the first six months of 1998, operating expenses as a percentage of net sales decreased to 11.7% from 15.8% for the first six months of 1997. The decreases in operating expenses as a percentage of net sales are primarily attributed to net sales increasing at a higher rate than operating expenses.

                           AVTEAM, INC. AND SUBSIDIARY

         NET INTEREST EXPENSE. Net interest expense decreased 23.8% to $259,000 for the second quarter of 1998 from $340,000 for the second quarter of 1997. For the first six months of 1998, net interest expense decreased 34.1% to $309,000 from $469,000 for the six months of 1997. Net interest expense, as a percentage of net sales, decreased to 1.2% for the second quarter of 1998 from 3.2% for the second quarter of 1997. For the first six months of 1998, net interest expense as a percentage of net sales decreased to 0.9% from 2.5% of net sales for the first six months of 1997. The decreased interest expense is a result of lower average borrowing levels subsequent to the Company's initial public offering in October 1997. It is anticipated that interest expense will continue to increase as the Company seeks to increase its level of available inventory.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations and, to a lesser extent, from consignment sales. During the first six months of 1998, the Company used approximately $31.7 million in operating activities, principally for the purchase of inventory. Net cash provided by financing activities, derived primarily from the sale of common stock in 1997, was $29.7 million. In May 1997, the Company launched a program in conjunction with third-party financing sources under which the Company leases aircraft engines to its customers, which has increased the Company's liquidity and provides working capital for the purchase of additional aircraft engines.

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility includes (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility will be used by the Company to finance acquisitions permitted under the Credit Agreement. The Credit Agreement is secured by a senior security interest in all of the assets of the Company. In addition, the obligations of the Company under the Credit Agreement are guaranteed by AAFS. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of June 30, 1998, the Company has drawn an aggregate of $19.0 million under the Working Capital Revolving Loan Facility and no funds were drawn under the Acquisition Revolving Loan Facility. At July 1, 1998, the Company was obligated under a letter of credit in the amount of approximately $132,000 and had additional availability of approximately $6.1 million under the Working Capital Revolving Loan Facility.

         On July 25, 1997, the Company entered into an agreement with NationsBanc Leasing Corporation ("NBLC") whereby the Company sold three Pratt & Whitney JT8D engines to NBLC for approximately $4.3 million and subsequently leased-back such engines for a period of five years at fixed monthly payments. On April 23, 1998, the Company added an additional two JT8D engines to this agreement. Net proceeds were approximately $2.1 million. The Company, at its option, may repurchase any of these engines at a predetermined percentage of the original leased amount. The proceeds from the sale of these engines were used by the Company to reduce the outstanding balance of its credit facility with NationsBank. On February 18, 1998, the Company repurchased one of the engines in order to sell it to a third party leasing company.

         On August 21, 1997, the Company issued and sold Class A Preferred Stock and Class B Preferred Stock to The Clipper Group for an aggregate purchase price of approximately $5.0 million, the proceeds of which were used to reduce the outstanding balance of its credit facility with NationsBank.

                           AVTEAM, INC. AND SUBSIDIARY

         Also, on August 21, 1997, the Company issued and sold 327,772 shares of Class A Common Stock to Leon Sragowicz for an aggregate purchase price of approximately $2.3 million as payment for loans made by Mr. Sragowicz to the Company in the amount of approximately $2.0 million and payment for the remaining inventory of Pratt & Whitney engine parts under an agreement between the Company and Parati Corporation valued at $270,648.

         On November 3, 1997, the Company completed an initial public offering of 4,500,000 shares of its Class A Common Stock at an offering price of $8.50 per share. Of the shares of Class A Common Stock offered thereby, 3,033,000 shares were sold by the Company and 1,467,000 shares were sold by Sragowicz Foundation, Inc. On December 3, 1997, the Company sold an additional 330,325 shares of its Class A Common Stock at an offering price of $8.50 per share price upon the exercise of an underwriters' over-allotment option (collectively, the "Offering"). The Company received aggregate net proceeds from the Offering of approximately $25.6 million. Of this amount, $12.5 million was used to repay outstanding indebtedness, $200,000 was used for payment of accrued compensation and the remainder is being used for working capital and general corporate purposes, including the purchase of surplus aircraft and aircraft engines, engine parts and airframe components for the Company's inventory.

         The Company has established a capital expenditure budget of approximately $1.75 million during 1998, including approximately $750,000 for additional engine tooling in the Company's disassembly operations, approximately $150,000 for enhancements to the Company's management information systems, approximately $400,000 for warehouse improvements, approximately $300,000 for additional leasehold improvements related to planned increases in personnel, approximately $100,000 for additional equipment to be utilized by AAFS and $50,000 for additional office furniture and equipment.

         The Company's principal working capital requirements relate to the acquisition of inventory and carrying of receivables. The Company believes that the current level of working capital and amounts available under the Credit Facility will enable it to meet its liquidity requirements for the next twelve months.

SEASONALITY

         The Company believes that demand for aircraft engines, engine parts and airframe components is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft engines are removed from service during the summer months due to the failure of those particular aircraft engines to comply with exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engines sold, which have a substantially greater purchase price than the installed parts and components, may cause significant fluctuations in the Company's quarterly operating results. The Company has in the past and may in the future experience substantial quarterly fluctuations in sales as a result of these seasonal effects.

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

PART II  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders of the Company held on June 3, 1998, Sanford Miller was elected as a director of the Company and Donald A. Graw, Jaime J. Levy, Richard Preston, Robert Munson and Eugene P. Lynch were re-elected as directors of the Company each to serve for one-year terms. Votes cast for each of the directors were 10,187,370 and votes withheld for each of the directors were 1,000. Also, at that annual meeting, a proposal to approve an amendment to the Company's Articles of Incorporation to create three classes of the Company's Board of Directors was defeated. Total votes cast for the amendment to the Articles of Incorporation were 6,415,350, votes cast against the amendment were 3,008,732 and there were 7,500 abstentions. In addition, at that annual meeting, a proposal to ratify the selection of Ernst & Young LLP as independent accountants of the Company for 1998 was approved. Total votes cast for the selection of Ernst & Young LLP as independent accountants of the Company for 1998 were 10,185,270, votes cast against the selection of Ernst & Young LLP as independent accountants of the Company for 1998 were 1,500 and there were 1,600 abstentions.

ITEM 5.  Other Information

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a Credit Agreement with a syndicate of Lenders led by NationsBank, as administrative agent, pursuant to which the Lenders agreed to make available to the Company the Revolving Credit Facility in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility includes (i) the Working Capital Revolving Loan Facility in the aggregate principal amount of up to $45.0 million and (ii) the Acquisition Revolving Loan Facility in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility will be used by the Company to finance acquisitions permitted under the Credit Agreement. The Credit Agreement is secured by a senior security interest in all of the assets of the Company. In addition, the obligations of the Company under the Credit Agreement are guaranteed by AAFS. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest and permits the Company to make optional prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company,
(iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of June 30, 1998, the Company had drawn an aggregate of $19.0 million under the Working Capital Revolving Loan Facility and no funds were drawn under the Acquisition Revolving Loan Facility. At July 1, 1998, the Company was obligated under a letter of credit in the amount of approximately $132,000 and had additional availability of approximately $6.1 million under the Working Capital Revolving Loan Facility.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

     Exhibit Number        Description
     --------------        -----------

          27.1             Financial Data Schedule for the period ended
                           June 30, 1998

   (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K for the period ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, AVTEAM, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AVTEAM, Inc.



Date:  August 13, 1998                By: /s/   DONALD A. GRAW
                                          -------------------------------------
                                          Donald A. Graw
                                          President and Chief Executive Officer




Date:  August 13, 1998                By: /s/   MARK S. KOONDEL
                                          -------------------------------------
                                          Mark S. Koondel
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit Number       Description
--------------       -----------

     27.1            Financial Data Schedule for the period ended June 30, 1998