Form 10-Q
period 1998-09-30
AVTEAM INC
filed 1998-11-16
CIK 1013787

================================================================================








                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Period Ended September 30, 1998

                             Commission File 0-20889



                                  AVTEAM, INC.
             (Exact name of Registrant as specified in its charter)


                 FLORIDA                                   65-0313187
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


            3230 Executive Way
            Miramar, Florida                                 33025
      (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (954) 431-2359

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       As of November 15, 1998, 10,665,739 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.




================================================================================

                           AVTEAM, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements ...............................................     1 - 6

Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 ..............       1

Condensed Consolidated Statements of Income for the Nine Months Ended
September 30, 1998 and 1997 .......................................................................       2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 1998 and 1997 .......................................................................       3

Notes to Condensed Consolidated Financial Statements ..............................................       4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .....       7

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..........................................................      11

SIGNATURES ........................................................................................      12



                           AVTEAM, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                                             1998           1997
                                                                                         -------------  ------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents ...........................................................      $  1,069       $ 18,676
Trade accounts receivable, net ......................................................         9,476          5,751
Inventory ...........................................................................        68,115         24,480
Prepaid expenses ....................................................................         1,881          1,153
Deposits ............................................................................         1,826            432
Deferred tax asset ..................................................................           161             80
                                                                                           --------       --------

Total current assets ................................................................        82,528         50,572

Revenue producing equipment, at cost ................................................        10,791          7,152
Accumulated depreciation ............................................................          (820)          (217)
                                                                                           --------       --------
                                                                                              9,971          6,935

Property and equipment, at cost .....................................................         2,774          1,543
Accumulated depreciation ............................................................          (958)          (605)
                                                                                           --------       --------
                                                                                              1,816            938

Other assets ........................................................................           279            509
                                                                                           --------       --------

Total assets ........................................................................      $ 94,594       $ 58,954
                                                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable to bank ...............................................................      $ 26,500       $     --
Accounts payable ....................................................................         6,233            706
Accrued expenses ....................................................................         1,279          1,654
Customer deposits ...................................................................           695            344
Current portion of notes payable-lease financing ....................................           654            328
Current portion of capital lease obligations ........................................           129            115
                                                                                           --------       --------

Total current liabilities ...........................................................        35,490          3,147

Capital lease obligations, net of current portion ...................................            79            186

Notes payable - lease financing .....................................................         3,075          3,817

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued
         or outstanding .............................................................            --             --
      Class A Common Stock, $.01 par value, 77,000,000 shares authorized,
         10,665,739 shares issued and outstanding ...................................           107            107
      Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
         shares issued and outstanding ..............................................             4              4
      Additional paid-in capital ....................................................        47,444         47,444
      Retained earnings .............................................................         8,395          4,249
                                                                                           --------       --------

Total shareholders' equity ..........................................................        55,950         51,804
                                                                                           --------       --------

Total liabilities and shareholders' equity ..........................................      $ 94,594       $ 58,954
                                                                                           ========       ========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           AVTEAM, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                      (In thousands except per share data)

                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ----------------------------  ----------------------------
                                                                          1998           1997          1998             1997
                                                                     ------------    ------------  ------------    ------------
                                                                               (UNAUDITED)                  (UNAUDITED)

Net sales .......................................................    $     14,765    $     13,269  $     48,982     $    32,201
Cost of sales ...................................................          10,471           9,718        35,475          22,686
                                                                     ------------    ------------  ------------    ------------

Gross profit ....................................................           4,294           3,551        13,507           9,515
Operating expenses ..............................................           2,098           1,900         6,108           4,887
                                                                     ------------    ------------  ------------    ------------

Income from operations ..........................................           2,196           1,651         7,399           4,628
Interest expense, net ...........................................             507             389           816             858
                                                                     ------------    ------------  ------------    ------------

Income before provision (credit) for income taxes ...............           1,689           1,262         6,583           3,770

Provision (credit) for income taxes:
Current .........................................................             581             427         2,518           1,561
Deferred ........................................................              50              32           (81)           (190)
                                                                     ------------    ------------  ------------    ------------
                                                                              631             459         2,437           1,371
                                                                     ------------    ------------  ------------    ------------

Net income ......................................................    $      1,058    $        803  $      4,146    $      2,399
                                                                     ============    ============  ============    ============

Net income per common equivalent share - basic ..................    $       0.10            0.16          0.37            0.48
                                                                     ============    ============  ============    ============

Weighted average number of common equivalent shares outstanding..      11,105,383       5,142,510    11,105,383       5,048,025
                                                                     ============    ============  ============    ============

Net income per common equivalent share - diluted ................    $       0.10    $       0.11  $       0.37    $       0.35
                                                                     ============    ============  ============    ============

Weighted average number of common equivalent shares
outstanding - diluted ...........................................      11,115,969       7,153,069    11,135,447       6,852,682
                                                                     ============    ============  ============    ============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           AVTEAM, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     -----------------------
                                                                                       1998            1997
                                                                                     --------       --------
                                                                                          (UNAUDITED)
OPERATING ACTIVITIES
Net income ....................................................................      $  4,146       $  2,399
Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization .......................................         1,242            269
          Bad debt expense ....................................................           (14)            99
          Deferred tax credit .................................................           (81)          (190)
          Changes in operating assets and liabilities:
                 Trade accounts receivable ....................................        (3,711)          (242)
                 Inventory ....................................................       (44,306)       (14,242)
                 Prepaid expenses and deposits ................................        (2,122)           184
                 Other assets .................................................           230           (360)
                 Accounts payable .............................................         5,527           (851)
                 Accrued expenses/customer deposits ...........................           (24)           346
                 Due to shareholders and affiliates ...........................            --            283
                                                                                     --------       --------

                          Net cash used in operating activities ...............       (39,113)       (12,305)

INVESTING ACTIVITIES
Purchases of revenue producing equipment ......................................        (8,039)          (672)
Purchases of property and equipment ...........................................        (1,231)          (478)
Net proceeds from sale of revenue producing equipment .........................         4,785             --
                                                                                     --------       --------

                          Net cash used in investing activities ...............        (4,485)        (1,150)

FINANCING ACTIVITIES
Payments on capital leases ....................................................           (93)           (52)
Net payments on notes payable .................................................        (2,563)           (36)
Net proceeds from notes payable financing .....................................         2,147             --
Net proceeds from short-term line of credit ...................................        26,500          8,507
Net proceeds from sale of preferred stock .....................................            --          5,000
Net proceeds from sale of common stock ........................................            --          2,294
Repayment of shareholder loan .................................................            --         (2,024)
                                                                                     --------       --------

                         Net cash provided by financing activities ............        25,991         13,689
                                                                                     --------       --------

                         Net (decrease) increase in cash and cash equivalents..       (17,607)           234
                         Cash and cash equivalents at beginning of period .....        18,676             --
                                                                                     --------       --------
                         Cash and cash equivalents at end of period ...........      $  1,069       $    234
                                                                                     ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid .................................................................      $    868       $    460
                                                                                     ========       ========
Income taxes paid .............................................................      $  2,532       $     --
                                                                                     ========       ========
Office furniture and equipment acquired under capital leases ..................      $     --       $    112
                                                                                     ========       ========
Revenue producing assets acquired under lease financing .......................      $     --       $  4,274
                                                                                     ========       ========




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           AVTEAM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements of AVTEAM, Inc. and AVTEAM Aviation Field Services, Inc. (AAFS) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K for the year ended December 31, 1997.

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

REVENUE RECOGNITION

         Revenues from the sale of engine parts and airframe components are recognized when shipped. Revenues from services are recognized upon completion of performance. Revenues from the sale of aircraft engines are recognized when title and risk of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. In certain instances prior to shipment or customer pick-up, certain customers request the Company to hold aircraft engines until the customer determines the most economical means of taking possession. The Company records revenues under such circumstances only if: (1) payment is received or is receivable within 30 days; (2) title and risk of ownership is transferred to the customer; (3) the customer's request that the transaction be on a bill-and-hold basis is in writing; (4) there is a fixed schedule for delivery of the engines that is within 30 days of the sale; (5) the Company does not have any specific performance obligations; (6) the engines are segregated from other engines and are not subject to being used to meet other customer's needs and (7) the engines are ready for shipment.

                           AVTEAM, INC. AND SUBSIDIARY

REVENUE RECOGNITION (CONTINUED)

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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory and revenue producing equipment from certain of its customers and periodically offsets amounts owed to customers for inventory and revenue producing equipment against the accounts receivable for sales to such customers. For the nine months ended September 30, 1998, accounts payable totaling approximately $4,972,000 were offset against accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment.............................  3-7 years
         Warehouse and transport equipment..........................  5-7 years
         Leasehold improvements.....................................  3-5 years

REVENUE PRODUCING EQUIPMENT

         Revenue producing equipment is comprised of engines and aircraft leased to users on a short-term basis. Such engines and aircraft are carried at cost and are depreciated using the straight-line method over periods between five and ten years to a 15% residual value. Four of such engines are the subject of a sale/leaseback arrangement. The proceeds under the arrangement are recorded as a financing obligation and will be reduced by payments under the lease over its five-year term. The lease agreement provides the Company with an option to terminate the lease and to repurchase the engines at any time after one year at varying rates based on the original sales price.

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

The following table sets forth the computation of basic and diluted net income and net income per share:

                                                              Three Months                        Nine Months
                                                           Ended September 30,                Ended September 30,
                                                      ----------------------------      ----------------------------
                                                         1998              1997             1998             1997
                                                      -----------      -----------      -----------      -----------
                                                              (UNAUDITED)                       (UNAUDITED)

Numerator:
       Net income ..............................      $ 1,058,000      $   803,000      $ 4,146,000      $ 2,399,000
                                                      ===========      ===========      ===========      ===========
Denominator:
       Denominator for basic net income
       per share-weighted average shares .......       11,105,383        5,142,510       11,105,383        5,048,025
                                                      -----------      -----------      -----------      -----------
Effect of dilutive securities
       Convertible preferred stock .............               --        2,010,559               --        1,804,657
       Employee stock options ..................           10,586               --           30,064               --
                                                      -----------      -----------      -----------      -----------
Dilutive potential common shares ...............           10,586        2,010,559           30,064        1,804,657
                                                      -----------      -----------      -----------      -----------
       Denominator for diluted earnings per
       share - adjusted weighted average
       shares and assumed conversions ..........       11,115,969        7,153,069       11,135,447        6,852,682
                                                      ===========      ===========      ===========      ===========
Net income per common share - basic ............      $      0.10      $      0.16      $      0.37      $      0.48
                                                      ===========      ===========      ===========      ===========
Net income per common share - diluted ..........      $      0.10      $      0.11      $      0.37      $      0.35
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

3.       NOTES PAYABLE TO BANK

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility will be used by the Company to finance acquisitions permitted under the Credit Agreement. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement

                           AVTEAM, INC. AND SUBSIDIARY
until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of September 30, 1998, the Company has drawn an aggregate of $26.5 million under the Working Capital Revolving Loan Facility and no funds were drawn under the Acquisition Revolving Loan Facility. At October 1, 1998, the Company had additional availability of approximately $10.7 million under the Working Capital Revolving Loan Facility.

4.  SUBSEQUENT EVENT

        On October 12, 1998, AVTEAM Engine Repair Corp., a Florida corporation and a wholly owned subsidiary of the Company ("AVTEAM Sub"; and together with the Company, the "Purchaser"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with M&M Aircraft Services, Inc., a Florida corporation (the "Seller"), and its shareholders, pursuant to which the Purchaser agreed to purchase from the Seller substantially all of the assets and assume certain liabilities of the Seller for an aggregate purchase price payable at closing of $30,000,000 and the issuance of 350,000 shares of Class A Common Stock, par value $.01 per share, of AVTEAM (the "Acquisition"). The Seller, based in Medley, Florida, operates a privately held jet engine overhaul operation, which specializes in the maintenance, overhaul and repair of Pratt & Whitney JT8D aircraft engines. The purchase price was determined in arms-length negotiations between the Purchaser and the Seller. The Acquisition will be financed from the Company's existing $70,000,000 credit facility with NationsBank, N.A. (the "Credit Facility"). The closing of the Purchase Agreement is subject to the satisfaction or waiver of certain closing conditions on or before December 31, 1998 (the "Closing Conditions"), including among others, the receipt of certain consents and approvals, including those approvals required by the Federal Aviation Administration, Joint Aviation Authorities and AVTEAM's lender under the Credit Facility and no material adverse changes having occurred in the financial condition, assets, business, prospects or results of operations of the Seller between the date of the Purchase Agreement and the closing date.


FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is a global supplier of aftermarket aircraft engines, engine parts and airframe components. The Company supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, the Company, through its wholly owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services.

                           AVTEAM, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                                 Three Months              Nine Months
                                              Ended September 30,      Ended September 30,
                                              -------------------     -------------------
                                               1998        1997        1998        1997
                                              -----        ------     -----        ------

          Net sales .....................       100%        100%        100%        100%
          Cost of sales .................        71          73          73          70
                                               ----        ----        ----        ----
          Gross profit ..................        29          27          27          30
          Operating expenses ............        14          14          12          15
                                               ----        ----        ----        ----
          Income from operations ........        15          13          15          15
          Interest expense, net .........        (4)         (3)         (2)         (3)
                                               ----        ----        ----        ----
          Income before income taxes ....        11          10          13          12
          Provision for income taxes ....         4           4           5           4
                                               ----        ----        ----        ----

          Net income ....................         7%          6%          8%          8%
                                               ====        ====        ====        ====


         NET SALES. Net sales increased 11.1% to $14.8 million for the third quarter of 1998 from $13.3 million for the third quarter of 1997. For the first nine months of 1998, net sales increased 52.1% to $49.0 million from $32.2 million for the first nine months of 1997. The increase for the third quarter is primarily due to increased sales of engine parts and airframe components offset somewhat by lower revenue from whole engine transactions as the Company declined to cut prices to match unusually low prices offered by competitors. Instead, the Company elected to retain its engines in inventory for future sales. Year-to-date sales primarily increased as a result of increased whole engine revenue and sales of airframe components arising from the disassembly of recently purchased whole aircraft.

         GROSS PROFIT. Gross profit increased 20.9% to $4.3 million for the third quarter of 1998 from $3.6 million for the third quarter of 1997. For the first nine months of 1998, gross profit increased 42.0% to $13.5 million from $9.5 million for the first nine months of 1997. Gross margin increased to 29.1% for the third quarter of 1998 from 26.8% for the third quarter of 1997. Gross margin decreased to 27.5% for the first nine months of 1998 from 29.5% for the first nine months of 1997. The margin increase for the third quarter is as a result of higher margins on whole engine revenue and from sales of airframe components. The margin decrease for the year is as a result of the increase in sales of higher thrust whole engines, which result in lower margins than the sale of aircraft engine parts and airframe components. Total whole engine sales accounted for 27.3% of the Company's net sales for the third quarter of 1998 and 35.6% of the Company's net sales for the nine months of 1998.

         OPERATING EXPENSES. Operating expenses increased 4% to $2.1 million for the third quarter of 1998 from $1.9 million for the third quarter of 1997. For the first nine months of 1998, operating expenses increased 25.0% to $6.1 million from $4.9 million for the first nine months of 1997. The expense increases are primarily attributed to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments, additional occupancy costs associated with the acquisition of an additional 50,000 square feet of rental warehouse and office space, and increased investor relations expenses as a result of being a publicly-owned company. Operating expenses as a percentage of net sales decreased to 14.2% for the third quarter of 1998 from 14.3% for the third quarter of 1997. For the first nine months of 1998, operating expenses as a percentage of net sales decreased to 12.4% from 15.2% for the first nine months of 1997. The decreases in operating expenses as a percentage of net sales are primarily attributed to net sales increasing at a higher rate than operating expenses.

         NET INTEREST EXPENSE. Net interest expense increased 30.3% to $507,000 for the third quarter of 1998 from $389,000 for the third quarter of 1997. For the first nine months of 1998, net interest expense decreased 4.9% to $816,000 from $885,000 for the nine months of 1997. Net interest expense, as a percentage of net sales, increased to 3.4% for the third quarter of 1998 from 2.9% for the third quarter of 1997. For the first nine months of 1998, net interest expense as a percentage of net sales decreased to 1.7% from 2.7% of net sales for the first nine months of 1997. The increased interest expense is as a result of higher average borrowing levels in order to purchase additional inventory for sale.

                           AVTEAM, INC. AND SUBSIDIARY



LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations and, to a lesser extent, from consignment sales. During the first nine months of 1998, the Company used approximately $39.1 million in operating activities, principally for the purchase of inventory. Net cash provided by financing activities, derived primarily from the sale of common stock in 1997, was $29.7 million. In May 1997, the Company launched a program in conjunction with third-party financing sources under which the Company leases aircraft engines to its customers, which has increased the Company's liquidity and provides working capital for the purchase of additional aircraft engines.

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by NationsBank, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility will be used by the Company to finance acquisitions permitted under the Credit Agreement. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of September 30, 1998, the Company has drawn an aggregate of $26.5 million under the Working Capital Revolving Loan Facility and no funds were drawn under the Acquisition Revolving Loan Facility. At October 1, 1998, the Company had additional availability of approximately $10.7 million under the Working Capital Revolving Loan Facility.

         On October 12, 1998, AVTEAM Engine Repair Corp., a Florida corporation and a wholly owned subsidiary of the Company, ("AVTEAM Sub", and together with the Company, the "Purchaser"), entered into an Asset Purchase Agreement (the "Purchase Agreement") with M&M Aircraft Services, Inc., a Florida corporation (the "Seller"), and its shareholders pursuant to which the Purchaser agreed to purchase from the Seller substantially all of the assets and assume certain liabilities of the Seller for an aggregate purchase price payable at closing of $30,000,000 and the issuance of 350,000 shares of Class A Common Stock, par value $.01 per share of AVTEAM (the "Acquisition"), $25.0 million of the cash portion of the purchase price for the Acquisition will be financed through the use of all of the available borrowings under the Acquisition Revolving Loan Facility. The remaining $5.0 million cash portion of the purchase price, including the assumption of certain liabilities of the Seller for the Acquisition will be financed through available borrowings under the Credit Facility. As a result, AVTEAM is currently considering obtaining additional capital for its business activities after the Acquisition. Without obtaining such capital, AVTEAM may not be able to acquire inventory for resale at the rate experienced in the past.

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

         On November 3, 1997, the Company completed an initial public offering of 4,500,000 shares of its Class A Common Stock at an offering price of $8.50 per share. Of the shares of Class A Common Stock offered thereby, 3,033,000 shares were sold by the Company and 1,467,000 shares were sold by Sragowicz Foundation, Inc. On December 3, 1997, the Company sold an additional 330,325 shares of its Class A Common Stock at an offering price of $8.50 per share price upon the exercise of an underwriters' over-allotment option (collectively, the

                           AVTEAM, INC. AND SUBSIDIARY



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

         The Company's prinicipal working capital requirements relate to the acquisition of inventory and carrying of accounts receivable. Upon consummation of the Acquisition, working capital will also be used for AVTEAM Sub's capital expenditures.

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

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

         Except for the historical information contained in this report on Form 10-Q, the matters discussed in this report on Form 10-Q are "forward-looking statements" within the meaning of the federal securities law and are not guarantees of future performance. For a variety of reasons, the Company's actual results could differ materially from any forward-looking statements made in this report on Form 10-Q. Among the factors that could cause actual results to differ from predicted or expected results are the following: the Company's ability to effectively integrate acquired companies and the effects of increased indebtedness as a result of the Company's acquisitions; a decline in the demand for aftermarket aircraft engines, engine parts and airframe components, which could materially adversely affect the Company's revenues; the availability of aircraft engines, engine parts and airframe components for resale, which could hamper the company's ability to maintain adequate levels of inventory and meet customer demand; the possibility that regulatory changes and unforeseen events could impact the Company's ability to provide products and services to its customers; existing competition from national and regional competitors and the condition of the airline industry, which could result in pricing, supply and demand, and other pressures on profitability and market share; and other risks and uncertainties set forth in the Company's filings with the Securities and

                           AVTEAM, INC. AND SUBSIDIARY

Exchange Commission, including but not limited to the Company's prospectus dated October 30, 1997, for its initial public offering and the Company's annual report on Form 10-K for the year ended December 31, 1997. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

     EXHIBIT NUMBER        DESCRIPTION
     --------------        -----------

          27.1    Financial Data Schedule for the period ended
                  September 30, 1998

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K on October 15, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, AVTEAM, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AVTEAM, Inc.



Date:  November 16, 1998             By:  /s/   DONALD A. GRAW
                                         ---------------------------------------
                                         Donald A. Graw
                                         President and Chief Executive Officer




Date:  November 16, 1998             By:  /s/   MARK S. KOONDEL
                                         ---------------------------------------
                                         Mark S. Koondel
                                         Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX




EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

     27.1                  Financial Data Schedule for the period ended
                           September 30, 1998