Form 10-K
period 1998-12-31
AVTEAM INC
filed 1999-03-31
CIK 1013787

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 ------
   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ------  EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

------
         TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

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

                  Class A Common Stock, par value $.01per share

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of March 15, 1999, (a) 11,015,739 shares of Class A Common Stock, par value $.01 per share, of the Registrant (the "Class A Common Stock") were outstanding and 439,544 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding; (b) the number of shares of Class A Common Stock held by non-affiliates was 4,835,567; and (c) the aggregate market value of the Class A Common Stock (based on the closing price on the Class A Common Stock on March 25, 1999 as quoted on the NASDAQ Stock Market's National Market, which was $4.875 per share) held by non-affiliates was approximately $23,573,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Information required by Part III of this Annual Report is incorporated by reference to portions of Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1999.

================================================================================

                                  AVTEAM, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I

Item 1            Business...............................................    1
Item 2            Properties.............................................   10
Item 3            Legal Proceedings......................................   10
Item 4            Submission of Matters to a Vote of
                  Security Holders.......................................   10

PART II

Item 5            Market for the Registrant's Common
                  Equity and Related Shareholder Matters.................   10

Item 6            Selected Financial Data................................   11

Item 7            Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.......   11

Item 7a           Quantitative and Qualitative Disclosures about Market
                  Risk..................................................    16

Item 8            Financial Statements and Supplementary Data............   16

Item 9            Changes in and Disagreements with Auditors on
                  Accounting and Financial Disclosure....................   16

PART III

Item 10           Directors and Executive Officers of the Registrant.....   16

Item 11           Executive Compensation.................................   17

Item 12           Security Ownership of Certain
                  Beneficial Owners and Management.......................   17

Item 13           Certain Relationships and Related Transactions.........   17

PART IV

Item 14           Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................................   17




                                      (i)

                                     PART I

         THIS ANNUAL REPORT ON FORM 10-K OF AVTEAM, INC. ("AVTEAM" OR THE "COMPANY") CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS AND ARE NOT GUARANTEES OF FUTURE PERFORMANCE. "FORWARD LOOKING STATEMENTS" INCLUDE STATEMENTS THAT EXPRESS, OR INVOLVE DISCUSSIONS AS TO EXPECTATIONS, BELIEFS, PLANS, OBJECTIVES, ASSUMPTIONS OR FUTURE EVENTS OR PERFORMANCE (OFTEN, BUT NOT ALWAYS, THROUGH THE USE OF WORDS OR PHRASES, SUCH AS "WILL RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "PLANS," "INTENDS," "ESTIMATED," "PROJECTION" AND "OUTLOOK"). FOR A VARIETY OF REASONS, THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM PREDICTED OR EXPECTED RESULTS ARE THE
FOLLOWING: A DECLINE IN THE DEMAND FOR AFTERMARKET AIRCRAFT ENGINES, ENGINE PARTS AND AIRFRAME COMPONENTS, WHICH COULD MATERIALLY ADVERSELY AFFECT THE COMPANY'S REVENUES; THE AVAILABILITY OF AIRCRAFT ENGINES, ENGINE PARTS AND AIRFRAME COMPONENTS FOR RESALE, WHICH COULD HAMPER THE COMPANY'S ABILITY TO MAINTAIN ADEQUATE LEVELS OF INVENTORY AND MEET CUSTOMER DEMAND; THE POSSIBILITY THAT REGULATORY CHANGES AND UNFORESEEN EVENTS COULD IMPACT THE COMPANY'S ABILITY TO PROVIDE PRODUCTS AND SERVICES TO ITS CUSTOMERS; EXISTING COMPETITION FROM NATIONAL AND REGIONAL COMPETITORS, WHICH COULD RESULT IN PRICING AND OTHER PRESSURES ON PROFITABILITY AND MARKET SHARE; AND OTHER RISKS AND UNCERTAINTIES SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), INCLUDING BUT NOT LIMITED TO THE COMPANY'S PROSPECTUS DATED OCTOBER 30, 1997 FOR ITS INITIAL PUBLIC OFFERING, THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998, AND THIS REPORT. CONSEQUENTLY, THE READER IS CAUTIONED TO CONSIDER ALL FORWARD-LOOKING STATEMENTS IN LIGHT OF THE RISKS TO WHICH THEY ARE SUBJECT.

ITEM 1. BUSINESS

GENERAL

         AVTEAM is a global supplier of aftermarket commercial aircraft engines, engine parts and aircraft components ("Engines and Components") serving over 700 customers, including other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers ("OEMs"). The Company has historically focused on the Pratt & Whitney JT8D series of engines, which are the most widely used jet aircraft engines in the world and power approximately 33% of the world's commercial aircraft. In 1997, AVTEAM expanded its product line to include the CFM56 series of engines manufactured by CFM International. The CFM56 series of engines had the highest production volume of any engine series in 1998 and power nearly 40% of all single-aisle, narrow-body aircraft ordered since 1987. The Company works with its worldwide network of industry contacts to identify and evaluate Engines and Components and surplus aircraft for potential acquisition. Engines and Components are either made available for immediate resale or repaired by FAA-licensed repair facilities and then resold. Surplus aircraft are purchased for eventual disassembly and sold as parts by the Company. The Company resells Engines and Components to other aftermarket suppliers, independent repair facilities, aircraft operators and OEMs.

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. completed the acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc. ("M&M"), for an aggregate purchase price of $30 million and the issuance of 350,000 shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"). The Company believes that M&M was one of the largest privately held independent aircraft engine maintenance, repair and overhaul ("MRO") operations in the world. As a result of this acquisition, the Company believes that it will be able to realize synergies between its Engines and Components business and its engine MRO business, including bringing to market on a more timely basis engines and engine parts held for resale.

         Since its inception, the Company has substantially increased its revenue base, broadened the range of products and services offered and taken consistent steps to ensure the quality of its products and services. From $3.9 million in 1993, the Company's net sales reached $75.4 million in 1998. From 1997 to 1998, the Company's net sales grew 42.5%. In November 1996, the Company became the first aftermarket supplier to receive quality accreditation from the Airline Suppliers Association ("ASA"), an FAA-recognized independent quality assurance organization.

INDUSTRY OVERVIEW

         The Company believes that the annual worldwide aftermarket for Engines and Components is approximately $10 billion, of which approximately $1 billion represents sales and leases of JT8D Engines and Components. The aftermarket for Engines and Components is highly fragmented, with a limited number of well-capitalized companies selling a broad range of products and numerous smaller competitors serving distinct market niches. Aftermarket suppliers compete to supply engines and components not only amongst themselves but with OEMs, distributors and leasing companies. The Company believes that the annual worldwide engine MRO market is approximately $10 billion annually, and is expected to grow to $17 billion in 15 years. Airlines, such as Delta, United, American, Lufthansa and Japan Airlines comprise the largest segment of the market. The remainder is comprised of independent engine MRO operators, such as AVTEAM Engine Repair Corp., Aerothrust, Volvo, ST Aerospace and General Electric Aircraft Engine Services.

         The Company believes that the following factors will contribute to the continued growth of the aftermarket for Engines and Components and the engine MRO market and will accelerate the trend towards consolidation in the industry:
(i) growth in air transit activity; (ii) increase in the number of older commercial aircraft; (iii) aircraft operators' demand for full service suppliers; and (iv) increased regulatory scrutiny.

         GROWTH IN AIR TRANSIT ACTIVITY. According to Boeing's 1998 Current Market Outlook, by the year 2007, global air travel will increase approximately 50%, and the number of passenger and cargo aircraft in service will increase by approximately 44%. The Company believes that growth in air transit activity will continue to increase the demand for aftermarket Engines and Components and engine MRO services.

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

         INCREASED REGULATORY SCRUTINY. Increased regulatory scrutiny by the FAA of the airline industry has created opportunities for aftermarket parts suppliers and engine MRO operators with the infrastructure and quality systems to satisfy increased regulatory standards. In September 1996, the FAA issued an advisory circular recommending voluntary industry oversight and accreditation of aftermarket parts suppliers. In response to regulatory scrutiny, aircraft operators have increased their documentation requirements for products purchased in the aftermarket. The Company believes that regulatory scrutiny will continue to increase, forcing aftermarket suppliers and engine MRO operators to meet higher quality standards, which may strain the resources of smaller competitors.

BUSINESS STRATEGY

         The Company believes that its industry experience and capabilities position it to expand its market presence in the growing aftermarket for Engines and Components and the engine MRO market. The Company intends to build up its success and exploit favorable industry dynamics by focusing on the following business strategy:

o             CAPITALIZE ON WORLDWIDE SOURCING NETWORK

              The Company believes that purchasing Engines and Components on a timely basis and at favorable prices is critical. Although there are developed channels for distribution of Engines and Components by aftermarket suppliers, there is no consistent, reliable and organized market for aftermarket suppliers to acquire inventory. Accordingly, the Company has developed a sourcing network of independent agents operating throughout the world that assists management in identifying available products and facilitates quick evaluation of products and execution of purchasing decisions.

o             CONTINUE COMMITMENT TO QUALITY LEADERSHIP

              The Company emphasizes adherence to high quality standards at each stage of its operations (product acquisition, documentation, inventory control, delivery, maintenance, repair and overhaul). Of the approximately 2,500 distributors offering parts to civil aviation purchasers, the Company was the first aftermarket supplier to meet the voluntary accreditation quality system of the Airline Suppliers Association. The Company is also in the process of completing the requirements for ISO 9000 certification.

o             INCREASE DIRECT SALES TO AIR CARRIERS BY OFFERING FULL SERVICE
              CAPABILITIES

              The Company continues to focus its efforts on building direct relationships with air carriers. The Company believes that airline carriers are increasingly relying on aftermarket suppliers of Engines and Components and engine MRO operators to reduce costs. With the acquisition of M&M, the Company has expanded its service offerings to include engine MRO along with its existing business of supplying aftermarket Engines and Components. The Company intends to aggressively pursue air carriers by emphasizing its ability to offer full service capabilities.

o             BROADEN PRODUCT LINE

              The Company continues to expand its product line to include higher thrust models of the JT8D series of engines and other high thrust engines, such as the CFM56 engine. The CFM56 has been in service since 1982 and an aftermarket in this engine is beginning to emerge. The installed base of these engines is expected to approximate the size of the current installed base of the JT8D within the near future. The Company acquired two CFM56 engines in 1997. One of these engines was disassembled to provide the Company with its initial inventory of CFM56 engine parts, and the other engine was sold as a whole engine. In addition, the Company purchased selected parts for the CF6 series of engines manufactured by CFM International. To further augment its CFM56 capabilities, the Company is planning to expand its MRO operations to include the CFM56 series of engines. The Company also plans to increase its availability of airframe components as it continues to acquire surplus aircraft for disassembly and additional supply of engine inventory.

o             INCREASE SALES TO AIRCRAFT OPERATORS BY PROVIDING VALUE-ADDED
              SERVICES

              The Company believes that aircraft operators' increased demand for full service creates considerable opportunities for larger aftermarket suppliers. The Company is seeking to take advantage of this trend and differentiate itself from other aftermarket suppliers by providing a full range of products and services, including engine MRO, an expanded range of engine field services (such as borescoping and hushkit installations), a full range of on-wing maintenance services, engine leasing programs, engine management services and engine maintenance programs, such as power by the hour. The Company believes that the acquisition of M&M will provide additional marketing strength as the Company continues to build relationships with airline customers.

o             PURSUE STRATEGIC ACQUISITIONS

              The Company's facilities, management information systems and management structure and capital structure have been designed to support future growth and to enable the Company to benefit from the trend towards industry consolidation. The Company has identified numerous potential acquisition candidates in the aftermarket industry that could supplement the Company's existing operations and further expand the services and products it provides to aircraft operators. With the Acquisition, the Company added engine MRO services to its capabilities.

o             CAPITALIZE ON TREND OF AIRLINES USING OLD AIRCRAFT

              The Company believes that the trend among airlines to maintain older aircraft is expected to result in a viable market in the JT8D for years to come. The Company believes that this trend will also provide a springboard for the CFM56 engine as airlines ultimately upgrade older aircraft types with the newer aircraft powered by the CFM56. In addition, the Company's continued development of its hushkit business will help airlines by extending the life of older aircraft.

PRODUCTS

         The Company's product line includes Engines and Components for all models of the JT8D series of engines. Although production of most models of the JT8D ceased in 1987, the JT8D engine continues to power approximately 33% of the world's commercial aircraft. Since there currently is no cost-effective replacement for the JT8D engine with which to power existing narrow-body aircraft, operators continue to maintain their older engines. The Company believes that there will be continuing demand for JT8D products. The Company has recently expanded its product line to include selected Engines and Components for higher thrust engines, such as the CFM56 manufactured by CFM International, which are owned by approximately 210 companies worldwide. The Company acquired two CFM56 engines in 1997. One of these engines has been disassembled to provide the Company with its initial inventory of CFM56 engine parts. The other engine was sold as a whole engine. The Company also recently acquired parts for the CF6 manufactured by CFM International. The Company's product line also includes selected airframe components for DC-9 and DC-10 and Boeing 707 and 727 aircraft. The following chart indicates the Company's estimate of the number of JT8D and CFM56 engines currently in service, as well as the principal types of aircraft utilizing such engines.

                                    ------------------------------------          -----------------------------------------
                                                   JT8D                                          CFM56
                                    ------------------------------------          ------------------------------------------
                                         POWERS 33% OF WORLD FLEET                HIGHEST PRODUCTION QUANTITIES IN THE WORLD
                                    ------------------------------------          ------------------------------------------
         Manufacturer:                         Pratt & Whitney                                CFM International

         # in Service:                  10,300           JT8D-7/17                          8,500        CFM56-3/5
                                         2,700           JT8D-200

         # of Operators:                   220           JT8D-7/17                            208        CFM56-3/5
                                            50           JT8D-200

         Aircraft:                       B727, B737, DC-9, MD-80                          B737, A319, A320, A321

         Engines and Components are classified within the industry as "factory new", "new surplus", "overhauled", "serviceable" and "as removed". A new engine or part is one that has never been installed. Factory new Engines or Components are purchased from manufacturers or their authorized distributors. New surplus parts are purchased from excess stock of airlines, repair facilities or other suppliers. An overhauled Engine or Component is one that has been completely disassembled, inspected, repaired, reassembled and tested by an FAA-licensed repair facility. An Engine or Component is classified as serviceable if it is repaired by an FAA-licensed repair facility rather than being completely disassembled and overhauled. An Engine or Component may also be classified as serviceable if it is removed by the operator while operating under an approved maintenance program, is functional and meets the manufacturer's time and cycle restrictions applicable to the part. A new, overhauled or serviceable designation indicates that the engine or part can be immediately placed in service on an aircraft. An Engine or Component in "as removed" condition requires functional testing, repair or overhaul by an FAA-licensed repair facility prior to being returned to service in an aircraft and is classified as "non-serviceable."

         ENGINE PARTS. The Company's inventory of engine parts consists primarily of parts for the JT8D series of engines and includes a broad selection of over 4,000 items. The Company obtains most of its components by purchasing and disassembling engines. The Company prices individual components based upon their classification, condition and general level of availability in the aftermarket. Greater than 80% of the Company's engine parts inventory is purchased in "as removed" condition and therefore requires inspection and possible overhaul by FAA-licensed repair facilities prior to installation. FAA-licensed repair facilities specialize in different inspection and overhaul procedures. AVTEAM Engine Repair Corp. is an FAA-licensed repair facility. Also, the Company has an approved vendor list consisting of over 50 FAA-licensed repair facilities.

         The Company has designed and equipped a disassembly facility for JT8D engines, with flexibility to accommodate substantial growth in volume and expansion into other types of aircraft engines, and hired personnel to conduct engine disassembly operations. As a result, the Company has significantly improved aircraft engine disassembly turnaround time.

         WHOLE ENGINES. The Company purchases either serviceable engines for immediate resale or non-serviceable engines that are repaired and/or overhauled for the Company by FAA-licensed repair facilities and then resold. The Company intends to use AVTEAM Engine Repair Corp. to perform a substantial portion of its engine MRO services in the future. In most cases, the Company specifies the workscope of repair based on the specifications of its customers. The Company uses engine parts from its inventory to minimize the repair costs to benefit its customers. Prices for engines depend on the level of thrust, availability of the engine type at time of sale and the buyer's circumstances. In the event that an aircraft requires a replacement engine, a customer may be willing to pay a premium for a serviceable engine that can be delivered immediately.

         AIRFRAME COMPONENTS. The Company's sales of airframe components have consisted primarily of sales of rotable and expendable airframe components for 727, 707 and DC-9 aircraft. A rotable is a component which is removed periodically as mandated by an operator's maintenance procedure or on an "as needed" basis and is typically repaired or overhauled and reused an indefinite number of times. Sales of rotable airframe components include avionics equipment (for example, fuel and altitude indicators) and actuators (for example, devices that perform certain mechanical functions). An expendable is a part sold as new which cannot be repaired for further use (for example, a bolt or rivet). The Company has increased its inventory of airframe components as part of its growth strategy, as most recently evidenced by its procurement of DC-10 aircraft material.

SERVICES

         ENGINE OVERHAUL SERVICES. AVTEAM Engine Repair Corp. specializes in engine MRO services for the JT8D series of engines, including the newer high thrust JT8D-200 series and all series of the JT3D engine. AVTEAM Engine Repair Corp. is planning to expand its engine MRO services to include the CFM56 engine series.

         FIELD SERVICES. The Company offers engine borescoping services, a diagnostic procedure utilizing a video camera attached to the end of a thin tube which is inserted into engine sections to analyze the condition of an engine without disassembly. The service is performed by a Company technician certified by the original equipment manufacturer ("OEM"). The Company also utilizes its borescoping capabilities to evaluate substantially all engines which the Company has the opportunity to purchase. The Company, through AVTEAM Aviation Field Services, Inc. ("AAFS"), its subsidiary in Dallas, Texas, conducts expanded borescope, repair and other service operations. AAFS has received FAA certification to perform a broad range of on-wing maintenance services, including the installation of hush-kits on JT8D engines and the repair and replacement of a limited number of engine parts and components. In March 1997, AAFS entered into a licensing agreement with Pratt & Whitney pursuant to which Pratt & Whitney has designated AAFS as an approved source of borescope, repair and certain on-wing maintenance services for Pratt & Whitney engines. In August 1997, AAFS entered into an agreement with Southwest Airlines Co. whereby AAFS was engaged on an exclusive basis to install hushkits on its Pratt & Whitney JT8D-9A engines. As of March 3, 1999, 14 employees with an average of more than 15 years of industry experience performed these activities.

         ENGINE MANAGEMENT SERVICES. The Company offers engine management services to its customers. Services provided by the Company include managing engine records, arranging for volume discounts and competitive bids for third party services, preparing workscopes for the repair of engines, monitoring engines through the entire repair process, providing cost-effective replacement parts, and auditing repair invoices. By offering engine management services, the Company is able to leverage the expertise it has developed in managing the repair of engines which it has acquired.

         ENGINE AND AIRCRAFT LEASING SERVICES. The Company offers operating leases of aircraft engines. In February 1998, the Company began to offer operating leases of aircraft to airlines. The Company intends to capitalize on the increasing demand by aircraft operators for operating leases which are being used as an alternative to traditional aircraft and aircraft engine financing arrangements. By entering into such leases, the Company will be better able to control its future supply of engines and aircraft and retain the potential benefit of the residual value of such engines and aircraft.

QUALITY ASSURANCE

         The Company adheres to stringent quality control standards and procedures in the purchase and sale of its products. In November 1996, the Airline Suppliers Association, an FAA-recognized independent quality assurance organization, accredited the Company as an aftermarket supplier after the completion of an extensive operational audit and numerous meetings with the Company's management. The Company was the first aftermarket supplier to receive such accreditation, and the Company believes that there are currently fewer than 25 accredited aftermarket suppliers who directly compete with the Company. The Company is also in the process of completing the requirements for ISO 9000 Certification.

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

         o Inspection procedures mandating that procured Engines and Components be traceable to a source approved by the Company

         o  Detailed inspections of overhauled Engines and Components

         o Training and supervision of personnel to properly carry out the total quality assurance program

         o On-going quality review board meetings to oversee the total quality assurance program

         In addition, as part of its total quality assurance program, the Company has implemented a repair facility performance monitoring program which requires each FAA-licensed repair facility used by the Company to perform a self-audit of its operations on a regular basis and to submit to a facility audit performed by the Company.

         The Company is committed to maintaining its quality standards. The Company recently hosted a conference focusing on Suspected Unapproved Parts ("SUPs") for members of the Airline Suppliers Association. The conference included representatives from the FAA, Boeing and Pratt & Whitney. SUP's training is a requirement of the ASA Quality System Standard, given the growing concern associated with SUPs.

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

         o Appointing representatives domestically and abroad to identify purchase opportunities

         o  Purchasing for cash rather than seeking extended payment terms

         o Maintaining a streamlined review process in order to make timely offers

         o  Involving senior management in negotiating and closing purchases

         The Company historically acquired its inventories primarily through the purchase of surplus aircraft and engines and engine parts. The Company is seeking to increase its bulk purchases. "Bulk" purchase opportunities often arise when airlines, in order to reduce expenses or change fleet, sell large amounts of inventory in a single transaction. The Company was the beneficiary of such an arrangement in 1996, when it entered into an agreement with a major U.S. airline which gives the Company the right of first refusal on any of its DC-9 aircraft offered for sale through the end of 1999. As a result of this agreement, this airline has been a significant source of Engines and Components.

SALES AND MARKETING

         The majority of the Company's day-to-day sales are accomplished through its sales force, which currently consists of 16 employees. Certain of these employees are paid commissions based on the Engines and Components sold. AVTEAM's sales force is supplemented by six consultants and representatives worldwide, who are paid based on actual sales generated for the Company. These independent agents are selected based on their broad industry contacts and their ability to attract and maintain relationships with customers. The Company is a member of various trade and business organizations, including the International Society of Transport Aircraft Trading ("ISTAT") and the ASA, which provide appropriate industry exposure.

         The Company advertises its available inventories held for sale on the Inventory Locator System "ILS," an aviation parts information network which enables approximately 2,300 buyers, including major airlines and repair facilities, to access the Company's inventory. The Company is able to market all available Engines and Components through the ILS and customers can locate the Company's inventory noting quantities, part numbers, and condition. Customers may request quotes for any specific part through direct electronic interface with the Company. Pricing information is not available on the ILS and the Company bases its pricing for particular parts on its extensive industry knowledge. The Company usually quotes its prices as a percentage of the current OEM list price.

MANAGEMENT INFORMATION SYSTEMS

         The Company's management information systems include a customized inventory information technology system which is fully integrated with the Company's accounting system and assists management in planning, operating and controlling its business activities. The Company, through AVTEAM Engine Repair Corp., recently acquired the business of M&M and intends to integrate the companies' management information systems. In the near future, the Company and AVTEAM Engine Repair Corp. will have access to each other's databases which will allow for the free flow of information as it relates to customers and inventory.

         The Company's information systems contain the most current information regarding each item in inventory. By accessing the information system, the Company can document: (i) full traceability to the FAA-approved point of origin for any part (whether to the OEM, an approved agent of the OEM or an FAA-licensed repair facility); (ii) the aircraft or engine from which the part originated; (iii) the availability and condition of parts in the Company's inventory and, if at an FAA-licensed repair facility, when such parts are due to be returned; (iv) the sales history regarding the type of parts sold to the Company's customers (including dates and sales prices); (v) the status of customer orders; and (vi) any relevant purchase commitments. The information system also provides time and usage cycles for life-limited parts.

         The Company has increased the capacity of its management information system to accommodate higher inventory levels and additional users. The Company has recently upgraded its database management system to include a state-of-the-art document scanning system, thereby allowing for improved accuracy and faster retrieval of inventory traceability documents that must accompany all sales for regulatory compliance.

         The Company believes that it has prepared its computer systems and related software to accommodate data sensitive information relating to the Year 2000. The Company expects that any additional costs related to preparing such systems and software to be Year 2000-ready will not be material to the financial condition or results of operations of the Company. In addition, the Company is discussing with its vendors and customers the possibility of any difficulties which may affect the Company as a result of its vendors and customers preparing their computer systems and software to be Year 2000-ready. To date, no significant concerns have been identified. However, there can be no assurance that no Year 2000-related computer operating problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers.

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

         The Company's engine MRO operations are regulated by the FAA and required to maintain certain certifications and documentation. The independent facilities that repair and overhaul the Company's products and the aircraft operators that ultimately utilize the Company's products are also subject to extensive FAA regulation. Accordingly, the Company must comply with airworthiness standards established by the FAA and the OEMs, together with required documentation which enables these customers to comply with other applicable regulatory requirements.

         When the Company expanded its services to include on-wing engine maintenance consisting of the installation of hush-kits on JT8D engines and the repair and replacement of a limited number of Engines and Components, AAFS obtained FAA certification. All employees of AAFS hold FAA Airframe and Powerplant licenses.

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

PRODUCT LIABILITY

         The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an Engine or Component sold, repaired or overhauled by it. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

CUSTOMERS

         The Company sells its products and provides its services primarily to other aftermarket suppliers of Engines and Components, repair facilities, OEMs, aircraft operators and others. While the Company sold Engines and Components to more than 700 different customers during 1998, sales of products and services to the Company's five largest customers accounted for 31%, 47% and 44% of the Company's net sales during 1998, 1997 and 1996, respectively. In 1998, no individual customer represented 10% or more of the Company's net sales. A small number of customers may account for a significant portion of the Company's net sales from period to period due to the substantial cost of acquiring Engines and Components. In addition, a significant portion of the Company's net sales are expected to continue to be concentrated in a small number of customers.

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

         Competition for large airline engine repair and overhaul business comes from three primary sources: major commercial airlines, OEMs and other independent engine service companies. Certain major commercial airlines own and operate engine and aircraft maintenance service centers. The engine repair and overhaul services provided by domestic airlines are primarily for their own engines, although these airlines outsource a limited amount of engine repair and overhaul services to third parties. Foreign airlines which provide engine repair and overhaul services typically provide these services for their own engines and for third parties. OEMs such as General Electric, Pratt & Whitney, Rolls Royce and CFM International also maintain gas turbine engine service centers which provide repair and overhaul services for the aircraft and aeroderivative gas turbine engines they manufacture. Other independent engine service organizations also compete for the repair and overhaul business of other users of large engines.

BACKLOG

         The Company's backlog of unfilled orders at March 1, 1999 was approximately $7.2 million. A substantial portion of the distribution backlog is typically scheduled for delivery within 60 days. Additionally, at March 1, 1999, there were 80 engines in the process of repair or overhaul with AVTEAM Engine Repair Corp. scheduled for completion during the next six months. Variations in the size and delivery dates of orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial backlog fluctuations from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial results.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency (the "EPA") and the United States Occupational Safety and Health Administration. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation, and disposal of hazardous materials, the health and safety of workers, and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. Notwithstanding these burdens, the Company believes that it is in material compliance with all federal, state and local laws and regulations governing its operations.

         The Company is principally subject to the requirements of the Clean
Air Act of 1970 (the "CAA"), as amended in 1990; the Clean Water Act of 1977; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"); the Resource Conservation Recovery Act of 1976 (the "RCRA"); and the Hazardous and Solid Waste Amendments of 1984 ("HSWA"). The following is a summary of the material regulations that are applicable to the Company.

        The CAA imposes significant requirements upon owners and operators of facilities that discharge air pollutants into the environment. The CAA mandates that facilities which emit air pollutants comply with certain operational criteria and secure appropriate permits. Additionally, authorized states such as Florida may implement various aspects of the CAA and develop their own regulations for air pollution control. The engine test cell facility at the Miami International Airport presently holds an air emission permit for its engine test cell issued by Dade County, Florida.

         CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), is designed to respond to the release of hazardous substances. CERCLA's most notable objectives are to provide criteria and funding for the cleanup of sites contaminated by hazardous substances and impose strict liability on parties responsible for such contamination namely, owners and operators of facilities or vessels from which such releases or threatened releases occur, and persons who generated, transported, or arranged for the transportation of hazardous substances to a facility from which such release or threatened release occurs.

         Ground water contamination was documented at the Company's engine test cell facility and surrounding areas at the Miami International Airport prior to the Company's occupation of the facility. A remediation plan for the impacted ground water and surrounding area has been proposed by Miami-Dade County. Under the terms of its lease of the engine test cell facility, Miami-Dade County has agreed to indemnify the Company for all remediation and cleanup costs associated with pre-existing contamination, unless such contamination occurred as a result of the Company's operations. If Miami-Dade County were to default in its indemnification obligations, the Company could potentially incur liability under CERCLA or Florida law for hazardous substances released at or from the engine test cell facility and for conditions in existence prior to the Company's occupancy. To date, the Company has not been held liable for any investigation or cleanup costs at either of these sites.

         RCRA and EPA's implementing regulations establish the basic framework for federal regulation of hazardous waste. RCRA governs the generation, transportation, treatment, storage and disposal of hazardous waste through a comprehensive system of hazardous waste management techniques and requirements. RCRA requires facilities such as the Company's that treat, store, or dispose of hazardous waste to comply with enumerated operating standards. The Company believes that its facilities are in material compliance with all currently applicable RCRA requirements, hold all applicable permits required under RCRA, and are operating in material compliance with the terms of all such permits. Many states, including Florida, have created programs similar to RCRA for the purpose of issuing annual operating permits and conducting routine inspections of such facilities to ensure regulatory compliance.

         The Company is also subject to a variety of environmental-related worker and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe workplaces for all employees. In particular, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. The Company believes that its operations are in material compliance with OSHA's health and safety requirements.

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

EMPLOYEES

         As of March 26, 1999, AVTEAM employed 442 full-time employees, of which 85 are employees of AVTEAM, Inc. and 357 are employees of M&M. None of the Company's employees are represented by a union, and the Company considers its relationship with employees to be good.

ITEM 2.           PROPERTIES.

         The Company's primary operations are conducted at its headquarters in Miramar, Florida. The Company's engine disassembly operation is located in another facility in the same office park as its headquarters. In addition, the Company operates a facility in Dallas, Texas where AAFS conducts field service operations. AVTEAM Engine Repair Corp.'s facilities are located in Medley, Florida. The Company currently leases all of its facilities.


                                                                 SQUARE             LEASE          MIN. ANNUAL
 SITE                                                           FOOTAGE          EXPIRATION        LEASE PMT.*
 ----                                                           -------          ----------        -----------
 Miramar, FL (headquarters and warehouse operations)                96,000           12/31/02          $ 528,516
 Miramar, FL (engine disassembly)                                   18,500           12/31/00          $ 130,524
 Dallas, TX                                                          5,300            6/30/00          $  45,276
 Medley, FL (headquarters and main repair facility)                133,000            5/31/05          $ 705,126
 Medley, FL (repair facility)                                       40,000            5/31/05          $ 189,508
 Medley, FL (repair facility)                                       18,000            7/31/00          $  87,128
                                                              -------------                       ---------------
 TOTAL:                                                            310,800                            $1,686,078


------------------
    *Minimum annual lease payment for 1999

ITEM 3. LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The following information relates to the Class A Common Stock, which currently is listed on the NASDAQ Stock Market's National Market under the symbol "AVTM." At March 24, 1999, there were approximately 29 shareholders of record of the Class A Common Stock. While the foregoing number does not include beneficial holders of the Class A Common Stock, the Company estimates that it has a total of approximately 1,100 shareholders. The high and low sales prices of the Class A Common Stock for each quarter of 1998, as reported by the Stock Market, are set forth below:

                                                1998
                                       -----------------------
                                       HIGH               LOW
                                       -----             -----
             First Quarter             $12.13            $8.50
             Second Quarter            $12.50            $9.88
             Third Quarter             $11.88            $5.88
             Fourth Quarter            $ 6.13            $3.38

         The Company did not declare any cash dividends in 1998. See Note 10 to the Notes to the Consolidated Financial Statements of the Company for information concerning restrictions in the Company's credit agreements with financial institutions regarding the payment of dividends and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                          1998            1997            1996            1995             1994
                                                      ------------    ------------    ------------    -------------    ------------
STATEMENTS OF INCOME DATA:
Net sales..................................             $   75,357       $  52,881      $   31,724        $  18,299       $   9,062
Cost of sales..............................                 55,515          38,385          22,641           11,848           6,373
                                                      ------------    ------------    ------------    -------------    ------------
Gross profit...............................                 19,842          14,496           9,083            6,451           2,689
Operating expenses (1) ....................                  8,862           7,312           4,312            5,162           1,941
                                                      ------------    ------------    ------------    -------------    ------------
Income from operations.....................                 10,980           7,184           4,771            1,289             748
Offering expenses(2).......................                     --              --           1,154               --              --
Interest (expense) income, net.............                 (1,774)           (991)           (757)            (191)              6
                                                      ------------    ------------    ------------    -------------    ------------
Income before income taxes.................                  9,206           6,193           2,860            1,098             754
Provision (credit) for income taxes (3)....                  3,394           2,259            (370)              --              --
                                                      ------------    ------------    ------------    -------------    ------------
Net income (3).............................                  5,812           3,934           3,230            1,098             754
Adjustments for pro forma (provision) credit
  for income taxes (4).....................                     --              --          (1,538)            (417)           (286)
                                                      ------------    ------------    ------------    -------------    ------------
Pro forma net income (historical for 1997
 and 1998)(3)                                           $    5,812        $  3,934      $    1,692        $     681       $     468
                                                      ============    ============    ============    =============    ============

Pro forma net income per common share
  (historical for 1997 and 1998) (3).......             $     0.52        $   0.65      $     0.34        $    0.17       $    0.12
                                                      ============    ============    ============    =============    ============
Weighted average number of common
  shares outstanding (5)...................             11,120,725       6,073,694       5,000,000        4,000,000       4,000,000
                                                      ============    ============    ============    =============    ============

Pro forma net income per common share -
  assuming  dilution  (historical  for  1997
  and 1998) (3)..............................             $   0.52        $   0.52      $     0.33        $    0.17       $    0.12
                                                      ============    ============    ============    =============    ============
Weighted average number of common
  equivalent shares outstanding - diluted (5)           11,129,902       7,622,194       5,121,096        4,000,000       4,000,000
                                                      ============    ============    ============    =============    ============

                                                                                    December 31,
                                                          --------------------------------------------------------------------
                                                          1998            1997            1996             1995           1994
                                                          ----            ----            ----             ----           ----
BALANCE SHEET DATA:
Working capital...............................        $   22,336      $  47,425        $  16,930      $   2,312        $   2,433
Inventory.....................................            84,057         24,480           14,505          8,563            2,771
Total assets..................................           141,814         58,954           22,417         13,793            6,439
Total debt....................................            64,653          4,446            3,048          3,287              350
Total shareholders' equity....................            59,352         51,804           14,993          2,613            2,634

----------------

(1) From inception and until July 21, 1994, the Company consigned all of its inventory to Turbine Engine Sales Group, Inc. ("Turbine"), and paid Turbine compensation equal to one half of the gross profit on consigned materials sold. The Company had no facilities and limited staffing during this period. Accordingly, income from operations prior to 1995 may not reflect the full level of operating expenses necessary to support the Company's operations during such periods.

(2) Represents a one-time charge against earnings in the third quarter of 1996 in the approximate amount of $1.2 million for the write-off of the costs associated with a public offering which was withdrawn in August 1996 due to market conditions. See Note 4 of Notes to Consolidated Financial Statements.

(3) The Company was an S corporation for federal and state income tax purposes for the taxable periods from January 1, 1994 through December 6, 1996. As a result, the net income of the Company was taxed, for federal and state income tax purposes, directly to the Company's shareholders rather than to the Company. See Note 5 of Notes to Consolidated Financial Statements.

(4) Assumes that the Company was subject to federal and state income taxes during the periods presented (at an effective tax rate of approximately 38%).

(5)  See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Historically, the Company's net sales and its sales practices had been substantially affected by the amount of capital available to acquire its inventory of Engines and Components. In developing its business, the Company has emphasized the rapid sale of whole engines rather than obtaining maximum profit margins on each particular sale. The proceeds of its initial public offering on November 3, 1997 has enabled the Company to continue to build its inventory to support increased sales and to sell its inventory on a more strategic basis to capitalize on the fluctuations in demand for Engines and Components caused by seasonal and other factors.

         In order to enable the Company to sell Engines and Components which it did not have the capital to acquire, the Company entered into an agreement on September 5, 1995 with Parati Corporation ("Parati") providing for Parati's acquisition of new and surplus aircraft engines for disassembly and resale by the Company (the "Parati Agreement"). The parties acquired Pratt & Whitney engines under the Parati Agreement. The Parati Agreement provided for an equal sharing of gross profits between the Company and Parati following the recovery by Parati of all costs borne by Parati and the recovery by the Company of all overhaul costs borne by the Company. Accordingly, since such date, the Company's cost of sales include the portion of the gross profit due Parati from the sale of engine parts of disassembled aircraft engines subject to the Parati Agreement. Net sales under the Parati Agreement were approximately $1.9 million and approximately $495,000 in 1996 and 1997, respectively. The cost of the engines acquired by Parati under the Parati Agreement was approximately $1.7 million. The Company and Parati terminated the Parati Agreement on August 21, 1997 and the Company does not intend to utilize similar agreements to acquire Engines or Components in the future.

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

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp., completed its acquisition of substantially all of the assets and the assumption of certain liabilities of M&M for an aggregate purchase price of $30 million and the issuance of 350,000 shares of Class A Common Stock. Concurrent with the Acquisition, the Company made a debt repayment of $3.4 million to M&M's lender. The Acquisition was financed from available cash and AVTEAM's existing credit facility with Bank of America, N.A. (the "Credit Facility"). AVTEAM utilized substantially all of its available borrowings under the acquisition portion of the Credit Facility for the Acquisition, and had additional availability of approximately $9.2 million under the Credit Facility at December 31, 1998. AVTEAM is considering a number of options to provide additional capital for its business activities after the Acquisition, including refinancing the Credit Facility, pursuing strategic partnerships with other aviation related companies and raising additional capital through the offering of debt or equity securities. Until additional capital is provided, AVTEAM may forego the purchase of certain aircraft engines, engine parts and airframe material for resale. As a result, its business, financial condition and results of operations could be materially adversely affected during such period.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:


                                                                       YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                   1998         1997         1996
                                                                   ----         ----         ----
        Net sales.................................................  100%         100%         100%
        Cost of sales.............................................   74           73           71
                                                                   ----         ----         ----
        Gross profit..............................................   26           27           29
        Operating expenses........................................   12           13           14
                                                                   ----         ----         ----
        Income from operations....................................   14           14           15
        Offering expenses(1)......................................   --           --            4
        Interest expense, net.....................................    2            2            2
                                                                   ----         ----         ----
        Income before income taxes................................   12           12            9
        Provision (credit) for income taxes(2)....................    4            4           (1)
                                                                   ----         ----         ----
        Net income(2).............................................    8            8           10
        Adjustment for pro forma provision for income taxes (3) ..   --           --           (5)
                                                                   ----         ----         ----
        Pro forma net income (historical for 1997 and 1998).......    8%           8%           5%
                                                                   ====         ====         ====


------------------------
(1) Represents a one-time charge against earnings in the third quarter of 1996 in the approximate amount of $1.2 million for the write-off of the costs associated with a public offering which was withdrawn in August 1996 due to market conditions. See Note 4 of Notes to Consolidated Financial Statements.

(2) The Company was an S corporation for federal and state income tax purposes for the taxable periods from January 1, 1994 through December 6, 1996. As a result, the net income of the Company was taxed, for federal and state income tax purposes, directly to the Company's shareholders rather than to the Company. See Note 5 of Notes to Consolidated Financial Statements.

(3) Assumes that the Company was subject to federal and state income taxes during 1996 (at an effective tax rate of approximately 38%).


         The accompanying consolidated financial statements as of December 31, 1998 and for the year then ended include the accounts of the Company, AVTEAM Engine Repair Corp. for the two weeks ended December 31, 1998 and AAFS after elimination of intercompany accounts and transactions.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales increased 42.5% to $75.4 million in 1998 from $52.9 million for 1997. This increase is due to an increase in all business segments, including a 47.1% increase in engine and airframe parts sales and a 15% increase in whole engine sales. The additional engine MRO revenue contributed by AVTEAM Engine Repair Corp. for the last 15 days of 1998 amounted to $3.3 million. The increase in available inventory for sale helped fuel the growth in net sales.

         GROSS PROFIT. Gross Profit increased 36.9% to $19.8 million in 1998 from $14.5 million for 1997. Gross margin decreased to 26.3% in 1998 from 27.4% in 1997 principally due to lower margins on Engines and Components partially offset by increased margins on whole engine transactions. Total whole engine transactions accounted for 40.6% of the Company's net sales for 1998 and 50.4% of the net sales for 1997.

         OPERATING EXPENSE. Operating expenses increased 21.2% to $8.9 million for 1998 from $7.3 million for 1997. The expense increases are primarily attributed to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments, additional occupancy costs associated with the acquisition of an additional 50,000 square feet of rental warehouse and office space, and increased investor relations expenses as a result of being a publicly-owned company. Operating expenses as a percentage of net sales decreased to 11.8% for 1998 from 13.8% for 1997. The decreases in operating expenses as a percentage of net sales are primarily attributed to net sales increasing at a higher rate than operating expenses.

         NET INTEREST EXPENSE. Net interest expense increased 79.0% to $1.8 million for 1998 from $1.0 million for 1997. Net interest expense, as a percentage of net sales, increased to 2.4% for 1998 from 1.9% for 1997. The increased interest expense is as a result of higher average borrowing levels in order to purchase additional inventory for sale and to finance the Acquisition.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         NET SALES. Net sales increased 66.7% to $52.9 million in 1997 from $31.7 million in 1996. This increase is primarily due to an increase in whole engine sales of 183.0% over whole engine sales in 1996. In addition, Component sales increased significantly due to higher levels of inventory resulting from the disassembly of recently purchased whole aircraft.

         GROSS PROFIT. Gross profit increased 59.6% to $14.5 million in 1997 from $9.1 million in 1996. Gross margin decreased to 27.4% in 1997 from 28.6% in 1996 principally because of the lower margins achieved through the quick sale of the Company's first CFM56 engine and the purchase and immediate sale of two engines as an accommodation to a first tier airline.

         OPERATING EXPENSES. Operating expenses increased 69.6% to $7.3 million in 1997 from $4.3 million in 1996. As a percentage of net sales, such expense increased to 13.8% in 1997 from 13.6% in 1996. The expense increase is primarily attributable to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments and start-up costs related to AAFS. Officers' compensation increased to $1.3 million in 1997 from $800,000 in 1996. The increase in amount reflects the effect of the amendment to the employment agreements of the two senior executives of the Company, which became effective subsequent to December 6, 1996, the hiring of a Chief Financial Officer in April 1996, the appointment of an executive officer in the fourth quarter of 1996, and the hiring of a vice president at the end of the first quarter of 1997.

         NET INTEREST EXPENSE. Net interest expense increased 30.9% to $991,000 in 1997 from $757,000 in 1996. As a percentage of net sales, such expense decreased to 1.9% in 1997 from 2.4% in 1996. The increased interest expense is a result of higher borrowing levels prior to the initial public offering in October 1997, in order to increase the amount of inventory available for sale.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity has been from financing activities and cash flow generated by operations and, to a lesser extent, from consignment sales. During 1998, the Company used approximately $39.1 million in operating activities, principally for the purchase of inventory. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $58.0 million in 1998. In May 1997, the Company launched a program in conjunction with third-party financing sources under which the Company leases aircraft engines to its customers, which has increased the Company's liquidity and provides working capital for the purchase of additional aircraft engines.

         On April 30, 1998, the Company, as borrower, and AAFS and AVTEAM Engine Repair Corp., as guarantors, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility in the maximum aggregate principal amount of up to $70.0 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a
(ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility will be used by the Company to finance acquisitions permitted under the Credit Agreement. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of December 31, 1998, the Company has drawn an aggregate of $35.8 million under the Working Capital Revolving Loan Facility and $25.0 million was drawn under the Acquisition Revolving Loan Facility. At December 31, 1998, the Company had additional availability of approximately $9.2 million under the Working Capital Revolving Loan Facility and no availability under the Acquisition Revolving Loan Facility.

         On July 25, 1997, the Company entered into an agreement with NationsBanc Leasing Corporation ("NBLC") whereby the Company sold three Pratt & Whitney JT8D engines to NBLC for approximately $4.3 million and subsequently leased-back such engines for a period of five years at fixed monthly payments. On April 23, 1998, the Company added two additional JT8D engines to this agreement. Net proceeds were approximately $2.1 million. The Company, at its option, may repurchase any of these engines at a predetermined percentage of the original leased amount. The proceeds from the sale of these engines were used by the Company to reduce the outstanding balance of its credit facility with NationsBank. On February 18, 1998, the Company repurchased one of the engines in order to sell it to a third party leasing company.

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

         The Company has established a capital expenditure budget of approximately $3.2 million during 1999, including approximately $2.1 million for additional engine tooling and technical manuals for M&M Aircraft Services, approximately $200,000 for enhancements to the Company's management information systems, approximately $500,000 for warehouse improvements at M&M Aircraft Services, approximately $200,000 for additional machinery and equipment and $200,000 for additional office furniture and equipment.

         The Company's principal working capital requirements relate to the acquisition of inventory and carrying of receivables. The Company believes that its present levels of inventory quantities will be adequate to support its sales and leasing activities and the part requirements for its MRO business for the near future. A portion of the growth in inventory from 1997 to 1998 was planned in anticipation of the additional demand for parts by the repair and overhaul segment of the business and the Company's expansion into higher thrust engines. Also a portion of the inventory growth was as a result of the purchase of a DC-10 whole aircraft which is in the process of being disassembled and the purchase of additional whole engines which are expected to be leased or sold during 1999.

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp., completed its acquisition of substantially all of the assets and the assumption of certain liabilities of M&M for an aggregate purchase price of $30 million and the issuance of 350,000 shares of Class A Common Stock. Concurrent with the Acquisition, the Company made a debt repayment of $3.4 million to M&M's lender. The Acquisition was financed from available cash and AVTEAM's existing credit facility with Bank of America, N.A. AVTEAM utilized substantially all of its available borrowings under the acquisition portion of the Credit Facility for the Acquisition, and had additional availability of approximately $9.2 million under the Credit Facility at December 31, 1998. AVTEAM is considering a number of options to provide additional capital for its business activities after the Acquisition, including refinancing the Credit Facility, pursuing strategic partnerships with other aviation related companies and raising additional capital through the offering of debt or equity securities. Until additional capital is provided, AVTEAM may forego the purchase of certain aircraft engines, engine parts and airframe material for resale. As a result, its business, financial condition and results of operations could be materially adversely affected during such period.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates which may adversely affect results of operations and financial condition. The Company seeks to minimize the risks from these interest rate fluctuations through regular operating and financing activities. The Company utilizes variable-rate debt as described in Note 10 of Notes to Consolidated Financial Statements.

         At December 31, 1998, the Company's variable rate debt had a carrying value of $60.8 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the period end interest rate would have a negative impact of approximately $547,000 on the Company's results of operations.

         These amounts are determined by considering the impact of the hypothetical interest rates on the Company's borrowing costs. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in the future. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         The Company's policy is to not use financial instruments for trading or other speculative purposes and is not to be a party to any leveraged financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial information required by Item 8 is included elsewhere in this Annual Report (see Part IV, Item 14).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is hereby incorporated by reference from the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders which will be filed with the SEC on or before April 30, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The balance sheets as of December 31, 1997 and December 31, 1998 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 are filed as part of this report.

         (1)      Consolidated Financial Statements

                  Report of Independent Certified Public Accountants Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules
                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1997 and 1998

         (3)      Exhibits:

EXHIBIT
NUMBER            EXHIBIT
-------           -------
2.1               Asset Purchase Agreement dated October 12, 1998, by and among
                  AVTEAM, Inc., AVTEAM Engine Repair Corp., M&M Aircraft
                  Services, Inc., James McLellan, Leon Sacco and Mark Schuldiner previously filed as an exhibit to Registrant's Current Report on Form 8-K, filed with the Commission on October 12, 1998 and incorporated herein by reference.

3.1 Third Amended and Restated Articles of Incorporation of Registrant previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on October 15, 1997 and incorporated herein by reference.

3.2 Second Amended and Restated By-Laws of Registrant previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on October 15, 1997 and incorporated herein by reference.

4.1 Specimen Certificate for the Class A Common Stock previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.1 Surplus Parts Supply Agreement dated June 12, 1995 between Registrant and United Technologies Corporation (confidential treatment of certain portions of Exhibit 10.02 was granted by the Commission) previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.2 Letter Agreement dated September 5, 1995 between Registrant and Parati Corporation previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.3.1 Amended and Restated Employment Agreement dated December 6, 1996 between Registrant and Donald A. Graw previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.4 Amended and Restated Employment Agreement dated December 6, 1996 between Registrant and Jaime J. Levy previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.5 AVTEAM Tax Allocation and Indemnification Agreement dated December 5, 1996 between Registrant and Donald A. Graw previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.6 Lease Agreement dated December 28, 1994 between Registrant and Sunbeam Properties, Inc. and incorporated herein by reference.

10.7 Lease Agreement dated November 13, 1995 between Registrant and Sunbeam Properties, Inc. previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.8              Indemnification Agreement between Registrant and Donald A.
                  Graw effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.9 Indemnification Agreement between Registrant and Jaime J. Levy effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.10             Indemnification Agreement between Registrant and Mark S.
                  Koondel effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.11 Indemnification Agreement between Registrant and Leon Sragowicz effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.12 Indemnification Agreement between Registrant and Robert Munson effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.13 Indemnification Agreement between Registrant and Richard Preston effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.14 Indemnification Agreement between Registrant and Dallas Cobb effective as of March 20, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.15 Indemnification Agreement between Registrant and Bryan Thomas McFarland effective as of March 20, 1997 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.16             Indemnification Agreement between Registrant and Eugene P.
                  Lynch dated effective as of March 20, 1997 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.17 Indemnification Agreement dated as of March 30, 1998 between the Registrant and Sanford Miller previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.18 AVTEAM, Inc. 1996 Stock Option Plan previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.19 AVTEAM, Inc. Key Executive Annual Incentive Plan previously filed as all exhibit to Registrant's Registration Statement on Form S-1 previously filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.20 Stock Purchase Agreement dated December 6, 1996 between Registrant and The Clipper Group previously filed as all exhibit to Registrant's Registration Statement on Form S-1 previously filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.21 Registration Rights Agreement dated December 6, 1996 between Registrant and The Clipper Group previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.22 AVTEAM Tax Allocation and Indemnification Agreement dated December 5, 1996 between Registrant and Leon Sragowicz previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.23 AVTEAM Tax Allocation and Indemnification Agreement dated December 5, 1996 between Registrant and Richard Preston previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.24 AVTEAM Tax Allocation and Indemnification Agreement dated December 5, 1996 between Registrant and Jaime J. Levy previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.25 Lease Modification Agreement dated August 28, 1997 between Registrant and Sunbeam Properties, Inc. previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on October 15, 1997 and incorporated herein by reference.

10.26 Agreement for Purchase of Additional Securities dated August 21, 1997 between Registrant and The Clipper Group previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on September 30, 1997 and incorporated herein by reference.

10.27 Agreement Dated August 21, 1997 between Registrant, Parati Corporation and Leon Sragowicz previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on September 30, 1997 and incorporated herein by reference.

10.28 Indemnification Agreement between Registrant and Paula Sparks previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on October 15, 1997 and incorporated herein by reference.

10.29 Credit Agreement dated as of April 30, 1998 by and among the Registrant, AVTEAM Aviation Field Services, Inc., Bank of America, N.A. and certain lenders identified therein, previously filed on Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998 and incorporated herein by reference.

10.30 Employment Agreement dated as of March 1, 1998 between the Registrant and Dallas Cobb previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998 and incorporated herein by reference.

10.31 Employment Agreement dated as of January 5, 1998 between the Registrant and Bryan T. McFarland previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998 and incorporated herein by reference.

10.32 Employment Agreement dated as of March 24, 1997 between the Registrant and Paula Sparks previously filed with the Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998 and incorporated herein by reference.

10.33 Registration Rights Agreement dated as of May 6, 1998 between the Registrant and the Equitable Life Assurance Society of the United States Separate Account No. 3 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.34 Registration Rights Agreement dated as of May 6, 1998 between the Registrant and Credit Suisse First Boston Corporation previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.35 Registration Rights Agreement dated as of May 26, 1998 between the Registrant and the Baron Asset Fund previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.36 Registration Rights Agreement dated as of May 6, 1998 between the Registrant and the Baron Small Cap Fund previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

11.1 Statement Regarding Computation of Per Share Earnings previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on September 30, 1997 and incorporated herein by reference.

21.1              List of Subsidiaries of the Registrant*

23.1              Consent of Ernst & Young LLP, independent Certified Public
                  Accountants*

27.1              Financial Data Schedule for the Year Ended December 31, 1998*
------------

* Filed herewith.

(b) Financial Statement Schedules:

SCHEDULE
NUMBER            SCHEDULE
------            --------
Schedule II       Valuation and Qualifying Accounts for the Years Ended
                  December 31, 1996, 1997 and 1998


(c) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 1998:

                  (2) A report announcing the consummation of the acquisition of
                      M&M Aircraft Services, Inc. filed with the Commission on December 15, 1998.

                  (2) A report announcing the signing of a definitive agreement to acquire the business of M&M Aircraft Services, Inc. filed with the Commission on October 12, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miramar, Florida on the 30th day of March, 1999.

                                           AVTEAM, Inc.



                                           By: /s/ Donald A. Graw
                                               --------------------------------
                                                        Donald A. Graw
                                               CHAIRMAN OF THE BOARD, PRESIDENT
                                                  AND CHIEF EXECUTIVE OFFICER


                  NAME                                        TITLE                              DATE
                  ----                                        -----                              ----

         /s/   DONALD A. GRAW               Chairman of the Board, President,            March 30, 1999
--------------------------------------          Chief Executive Officer
         Donald A. Graw                         (Principal Executive Officer)



     /s/   MARK S. KOONDEL                  Chief Executive Officer,                     March 30, 1999
 --------------------------------------          Treasurer, Assistant Secretary
         Mark S. Koondel                         (Principal Financial and
                                                  Accounting Officer)



         /s/   JAIME J. LEVY                Executive Vice President                     March 30, 1999
--------------------------------------           Director
         Jaime J. Levy



         /s/   RICHARD PRESTON              Secretary, Director                          March 30, 1999
--------------------------------------
         Richard Preston



         /s/   ROBERT MUNSON                Director                                    March 30, 1999
--------------------------------------
         Robert Munson



         /s/   EUGENE P. LYNCH              Director                                    March 30, 1999
--------------------------------------
         Eugene P. Lynch



         /s/   SANFORD MILLER               Director                                    March 30, 1999
--------------------------------------
         Sanford Miller



         /s/   JAMES McLELLAN               Director                                    March 30, 1999
--------------------------------------
         James McLellan

                          AVTEAM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Certified Public Accountants..................    F-2

Consolidated Balance Sheets.........................................    F-3

Consolidated Statements of Income...................................    F-4

Consolidated Statements of Changes in Shareholders' Equity..........    F-5

Consolidated Statements of Cash Flows...............................    F-6

Notes to Consolidated Financial Statements..........................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
AVTEAM, Inc.

         We have audited the accompanying consolidated balance sheets of AVTEAM, Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVTEAM, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/  ERNST & YOUNG LLP


Miami, Florida
February 12, 1999

                          AVTEAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                           1998             1997
                                                                                          --------      --------
Current assets:
  Cash and cash equivalents                                                                  1,745      $ 18,676
  Trade accounts receivable, less allowance for doubtful accounts of $179 and $274,
    and allowance for sales returns of $570 and $428, in 1998 and 1997, respectively        12,823         5,751
  Inventory                                                                                 84,057        24,480
  Prepaid expenses                                                                           1,382         1,153
  Deposits                                                                                     935           432
  Deferred tax asset                                                                            80            80
                                                                                          --------      --------
Total current assets                                                                       101,369        50,572
Revenue producing equipment, net                                                             8,579         6,935
Property and equipment, net                                                                  4,433           938
Goodwill, net                                                                               26,739            --
Other assets                                                                                   694           509
                                                                                          --------      --------
         Total assets                                                                     $141,814      $ 58,954
                                                                                          ========      ========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                                                   $ 60,800      $     --
  Accounts payable                                                                          12,280           706
  Accrued expenses                                                                           3,016         1,654
  Customer deposit                                                                           2,513           344
  Current portion of notes payable-lease financing                                             318           328
  Current portion of capital lease obligations                                                 106           115
                                                                                          --------      --------
Total current liabilities                                                                   79,033         3,147
Capital lease obligations, net of current portion                                               81           186
Notes payable - lease financing                                                              3,348         3,817
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued
    or outstanding in 1998 and 1997                                                             --            --
  Class A Common Stock, $.01 par value, 77,000,000 shares authorized, 11,015,739 shares issued and outstanding for 1998, 10,665,739 shares issued and outstanding
    in 1997                                                                                    110           107
  Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
    shares issued and outstanding in 1998 and 1997                                               4             4
  Additional paid-in capital                                                                49,177        47,444
  Retained earnings                                                                        10,0619         4,249
                                                                                          --------      --------
         Total shareholders' equity                                                         59,352        51,804
                                                                                          --------      --------
         Total liabilities and shareholders' equity                                       $141,814      $ 58,954
                                                                                          ========      ========


                             SEE ACCOMPANYING NOTES

                          AVTEAM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                             1998               1997                1996
                                                         ------------       ------------       ------------
Net sales                                                $     75,357       $     52,881       $     31,724
Cost of sales                                                  55,515             38,385             22,641
                                                         ------------       ------------       ------------
     Gross profit                                              19,842             14,496              9,083
Operating expenses                                              8,862              7,312              4,312
                                                         ------------       ------------       ------------
Income from operations                                         10,980              7,184              4,771
                                                         ------------       ------------       ------------
Offering expenses                                                  --                 --              1,154
Interest expense, net                                           1,774                991                757
                                                         ------------       ------------       ------------
Income before provision (credit) for income taxes               9,206              6,193              2,860
Provision (credit) for income taxes:
     Current                                                    3,741              1,907                 62
     Deferred                                                    (347)               352               (432)
                                                         ------------       ------------       ------------
                                                                3,394              2,259               (370)
                                                         ------------       ------------       ------------
Net income                                                      5,812              3,934              3,230
Adjustments for pro forma provision for income
     taxes                                                         --                 --             (1,538)
                                                         ------------       ------------       ------------
Pro forma net income (historical for 1998 and 1997)      $      5,812       $      3,934       $      1,692
                                                         ============       ============       ============
Pro forma net income per common share - basic
      (historical for 1998 and 1997)                     $       0.52       $       0.65       $       0.34
                                                         ============       ============       ============
Weighted average number of common shares
     outstanding - basic                                   11,120,725          6,073,694          5,000,000
                                                         ============       ============       ============
Pro forma net income per common share - diluted
      (historical for 1998 and 1997)                     $       0.52       $       0.52       $       0.33
                                                         ============       ============       ============
Weighted average number of common equivalent
      shares outstanding - diluted                         11,129,902          7,622,194          5,121,096
                                                         ============       ============       ============


                             SEE ACCOMPANYING NOTES.

                          AVTEAM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       CLASS A
                                                    PREFERRED         CLASS A          COMMON             CLASS B
                                     PREFERRED        STOCK           COMMON            STOCK             COMMON
                                      SHARES          AMOUNT          SHARES            AMOUNT            SHARES
                                 ----------------------------------------------------------------------------------
Balance at December 31, 1995               --       $     --         5,000,000        $      50                  --
  Issuance of Preferred
   Stock, net of issuance
   costs of $543                    1,700,000             17                --               --                  --

  Cash received for notes
   receivables from officers               --             --                --               --                  --
  Net income                               --             --                --               --                  --
  Distributions                            --             --                --               --                  --
                                   ----------       --------       -----------         --------         -----------
Balance at December 31, 1996        1,700,000             17         5,000,000               50                  --
  Issuance of Preferred
  Stock                               714,286              7                --               --                  --
  Issuance of Class A
   Common Stock for loans
   and inventory                           --             --           327,772                3                  --
  Issuance of Class A Common
   Stock, net of issuance
    costs of $987                          --             --         3,363,325               34                  --
  Conversion of Preferred
    Stock to Class A and
     Class B Common Stock
     Common Stock                  (2,414,286)           (24)        1,974,642               20             439,644
  Net income                               --             --                --               --                  --
                                   ----------       --------       -----------         --------         -----------
Balance at December 31, 1997               --             --        10,665,739              107             439,644
  Issuance of Class A Common
     Stock for purchase of
     certain assets and
     liabilities of M&M
     Aviation Services, Inc.               --             --           350,000                3                  --
Net income                                 --             --                --               --                  --
                                   ----------       --------       -----------         --------         -----------
Balance at December 31, 1998               --             --       $11,015,739             $110         $   439,644
                                   ==========       ========       ===========         ========         ===========




                                     CLASS B                            NOTES
                                     COMMON         ADDITIONAL        RECEIVABLE
                                     STOCK           PAID-IN           RETAINED          FROM
                                     AMOUNT          CAPITAL           EARNINGS        OFFICERS         TOTAL
                                   ----------------------------------------------------------------------------
Balance at December 31, 1995      $     --          $  3,271           $    --         $   (708)       $  2,613
  Issuance of Preferred
  Stock, net of issuance
  costs of $543                      11,340           11,357                --               --          22,467

  Cash received for notes
   receivables from officers             --               --                --              708             708
  Net income                             --               --             3,230               --           3,230
  Distributions                          --               --            (2,915)              --          (2,915)
                                  ---------         --------          --------         --------        --------
Balance at December 31, 1996             --           14,611               315               --          14,993
  Issuance of Preferred
  Stock                                  --            4,993                --               --           5,000
  Issuance of Class A
   Common Stock for loans
   and inventory                         --            2,291                --               --           2,294
  Issuance of Class A Common
   Stock, net of issuance
    costs of $987                        --           25,549                --               --          25,583
  Conversion of  Preferred
    Stock to Class A and
     Class B Common Stock
     Common Stock                         4               --                --               --              --
  Net income                             --           47,444             3,934               --           3,934
                                  ---------         --------          --------         --------        --------
Balance at December 31, 1997              4           47,444             4,249               --          51,804
  Issuance of Class A Common
     Stock for purchase of
     certain assets and
     liabilities of M&M
     Aviation Services, Inc.             --            1,733                --               --           1,736
Net income                               --               --             5,812               --           5,812
                                  ---------         --------          --------         --------        --------
Balance at December 31, 1998      $       4         $ 49,177          $ 10,061         $     --        $ 59,352
                                  =========         ========          ========         ========        ========


                             SEE ACCOMPANYING NOTES.

                          AVTEAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                     1998           1997            1996
                                                                                   --------       --------       --------
OPERATING ACTIVITIES
Net income                                                                         $  5,812       $  3,934       $  3,230
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                    1,764            562            158
     Bad debt expense                                                                    --            136             88
     Deferred tax provision (credit)                                                   (347)          (432)           352
     Changes in operating assets and liabilities, net of effects from purchase of M&M Aircraft Services, Inc.:
        Trade accounts receivable                                                    (4,646)          (857)          (457)
        Inventory                                                                   (47,548)       (9,9750         (5,940)
        Prepaid expenses and deposits                                                  (371)          (116)        (1,284)
        Due from affiliate                                                               --            343           (343)
        Other assets                                                                      4           (373)           (50)
        Accounts payable                                                              6,837         (1,978)        (1,740)
        Accrued expenses/Customer deposit                                              (606)           598          1,057
        Due to shareholders and affiliates                                               --           (292)          (936)
                                                                                   --------       --------       --------
          Net cash used in operating activities                                     (39,101)        (7,666)        (6,649)
INVESTING ACTIVITIES
Purchase of certain assets and liabilities of M&M Aircraft
        Services, Inc.                                                              (34,196)            --             --
Purchases of revenue producing equipment                                             (7,238)        (2,878)            --
Purchases of property and equipment                                                  (1,570)          (516)          (314)
Net proceeds from sale of revenue producing equipment                                 7,114             --             --
                                                                                   --------       --------       --------
          Net cash used in investing activities                                     (35,890)        (3,394)          (314)
FINANCING ACTIVITIES
Payments on capital leases                                                             (114)           (95)           (48)
Net proceeds from (payments on) notes payable - lease financing                      (2,626)          (129)         1,550
Net proceeds from (payments on) short-term line of credit                            60,800           (404)        (2,752)
Advances from shareholders                                                               --             --          2,250
Payments of shareholders' advances/loans                                                 --         (2,513)        (2,479)
Net proceeds from sale of preferred stock                                                --          5,000         11,357
Net proceeds from sale of common stock                                                   --         27,877             --
Distributions                                                                            --             --         (2,915)
                                                                                   --------       --------       --------
          Net cash provided by financing activities                                  58,060         29,736          6,963
                                                                                   --------       --------       --------
          Net (decrease) increase in cash and cash equivalents                      (16,931)        18,676             --
          Cash at beginning of year                                                  18,676             --             --
                                                                                   --------       --------       --------
          Cash and cash equivalents at end of year                                 $  1,745       $ 18,676       $     --
                                                                                   ========       ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid                                                                      $  1,765       $  1,097       $    795
                                                                                   ========       ========       ========
Income taxes paid                                                                  $  3,774       $  2,810       $     --
                                                                                   ========       ========       ========
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Notes receivable from officers offset against amounts due
     to shareholders                                                               $     --       $     --       $    708
                                                                                   ========       ========       ========
Shareholder advances converted to notes payable                                    $     --       $     --       $  1,511
                                                                                   ========       ========       ========
Revenue producing equipment acquired under capital leases                          $  2,147       $  4,274       $     --
                                                                                   ========       ========       ========
Office furniture and equipment acquired under capital leases                       $     --       $    265       $     48
                                                                                   ========       ========       ========
Preferred shares converted to common shares                                        $     --       $ 16,357       $     --
                                                                                   ========       ========       ========
Stock issued in connection with acquisition                                        $  1,736       $     --       $     --
                                                                                   ========       ========       ========



                             SEE ACCOMPANYING NOTES.

                          AVTEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.  BUSINESS AND ACQUISITION

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, AVTEAM, Inc., through its wholly owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. On December 15, 1998, AVTEAM, Inc., through its wholly owned subsidiary, AVTEAM Engine Repair Corp., a Florida corporation, completed its acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc., a Florida corporation, an FAA licensed aircraft engine maintenance, repair and overhaul facility. The accompanying consolidated financial statements as of December 31, 1998 and for the year then ended include the accounts of AVTEAM, Inc., AVTEAM Engine Repair Corp. ("M&M") for the two weeks ended December 31, 1998, and AAFS, collectively (the "Company") after elimination of intercompany accounts and transactions.

         The Acquisition was made pursuant to an Asset Purchase Agreement dated October 12, 1998 by and among AVTEAM, AVTEAM Engine Repair Corp., the Seller and the shareholders of the Seller. The consideration in the acquisition consisted of $30 million in cash, debt repayment of $3.4 million and the issuance of 350,000 shares of Class A Common Stock.

         Including the fair value of the common shares issued, fees and other expenses, the total cost of the acquisition amounted to approximately $35.9 million. The Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their underlying fair values. The excess of the purchase price over the fair value of net assets acquired of $26.8 million is classified as goodwill and is being amortized over 30 years.

         The following is a summary of the purchase price allocated to M&M (U.S. Dollars in millions):

     Net working capital.....................................    $    5.9
     Property, plant and equipment...........................         2.5
     Revenue producing assets................................          .5
     Other assets............................................          .2
     Excess of purchase price over the fair value of
         net assets acquired.................................        26.8
                                                                 --------
                                                                 $   35.9
                                                                 ========

         The following unaudited pro forma data presents a summary of 1998 consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the periods presented (U.S. Dollars in millions, except share data):


                                                                                  DECEMBER 31,
                                                                    ----------------------------------
                                                                         1998                 1997
                                                                    ------------            ----------
         Net sales...............................................   $     119.1              $    79.0
         Net income..............................................   $       6.0              $     1.6

         Net income per share - basic............................   $      0.52              $    0.26
         Weighted average number of shares - basic...............    11,455,383              6,423,694
         Net income per share - diluted..........................   $      0.52              $    0.21

         Weighted average number of shares - diluted.............    11,464,560              7,972,194

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

                          AVTEAM, INC. AND SUBSIDIARIES

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

         M&M's inventories are valued at the lower of cost or market, based on the specific identification method and by the first-in, first-out method. Work in process inventory includes parts inventory, valued at the lower of cost or market and labor and overhead, valued at actual cost.

REVENUE RECOGNITION

         Revenues from the sale of engine parts and airframe components are recognized when shipped.

         Revenues from the sale of aircraft engines are recognized when title and risk of ownership are transferred to the customer, which generally is upon shipment or customer pick-up. In certain instances prior to shipment or customer pick-up, certain customers request the Company to hold aircraft engines until the customer determines the most economical means of taking possession. The Company records revenues under such circumstances only if: (1) payment is received or is receivable within 30 days; (2) title and risk of ownership is transferred to the customer; (3) the customer's request that the transaction be on a bill-and-hold basis is in writing; (4) there is a fixed schedule for delivery of the engines that is within 30 days of the sale; (5) the Company does not have any specific performance obligations; (6) the engines are segregated from other engines and are not subject to being used to meet other customer's needs; and (7) the engines are ready for shipment.

         The Company enters into consignment arrangements in which it warehouses items, determines sales prices, arranges for shipment to customers, and collects accounts receivable. The Company reflects sales under such arrangements in net sales and the cost of such sales in cost of sales, since the Company bears the risk of ownership once the items are sold.

         Revenues from engine overhaul and repair services are recognized at the time of performance test acceptance of engines and completion of services.

WARRANTIES AND PRODUCT RETURNS

         The Company, other than for services performed by M&M, does not provide service warranties in addition to those provided by overhaul facilities and as a result does not record accruals for warranties. The Company has established programs which, under specific conditions, enable its customers to return inventory. The effect of these returns is estimated based on a percentage of sales and historical experience and sales are recorded net of a provision for estimated returns. M&M's warranty costs are accrued based on management's estimates of such costs and historical sales percentages.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. For the years ended December 31, 1998, 1997 and 1996, accounts payable totaling $5,451,000, $5,709,000, and $3,175,000 respectively, were offset against accounts receivable.

                          AVTEAM, INC. AND SUBSIDIARIES

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment............................  3-7  years
         Machinery and equipment...................................  5-7  years
         Leasehold improvements.................................... 3-10  years

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

CONCENTRATION OF CREDIT RISK

         Accounts receivable are primarily from domestic and foreign passenger airlines, freight and package carriers, charter airlines, aircraft leasing companies and service providers to such companies. The Company performs ongoing evaluations of its trade accounts receivable customers, monitors its exposure for credit losses and sales returns and generally does not require collateral.

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

PRO FORMA CONSOLIDATED STATEMENTS OF INCOME INFORMATION

         In conjunction with the closing of the private offering of its preferred stock on December 6, 1996, the Company terminated its status as an S corporation. Pro forma net income reflects adjustments for income taxes which would have been recorded if the Company had not been an S corporation for the year-ended December 31, 1996 (see Note 5).

                          AVTEAM, INC. AND SUBSIDIARIES

PRO FORMA NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income and pro forma net income per share:

                                                                       1998               1997               1996
                                                                       ----               ----               ----
   Numerator:
       Net income (pro forma for 1996)                               $ 5,812,000        $ 3,934,000        $ 1,692,000
                                                                  ===============    ===============    ===============
   Denominator:
       Denominator for basic net income
       per share - weighted average shares                            11,120,725          6,073,694          5,000,000

   Effect of dilutive securities:
       Convertible preferred stock                                            --          1,546,849            121,096
       Employee stock options                                              9,177              1,651                 --
                                                                  ---------------    ---------------    ---------------
   Dilutive potential common shares                                        9,177          1,548,500            121,096
                                                                  ---------------    ---------------    ---------------
       Denominator for diluted earnings per share -
       adjusted weighted - average shares and
       assumed conversions                                            11,129,902          7,622,194          5,121,096
                                                                  ===============    ===============    ===============
   Pro forma net income per common share - basic                        $   0.52           $   0.65           $   0.34
                                                                  ===============    ===============    ===============
   Pro forma net income per common share - diluted                      $   0.52           $   0.52           $   0.33
                                                                  ===============    ===============    ===============


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

                          AVTEAM, INC. AND SUBSIDIARIES

         The components of the income tax provision (benefit) are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                            1998          1997            1996
                                           ------       -------          ------
Current...........................         $3,741       $1,907          $   62
Deferred.........................            (347)         352            (432)
                                           ------       ------          ------
Total..............................        $3,394       $2,259          $ (370)
                                           ======       ======          ======

         Concurrent with the December 6, 1996 private placement (see Note 16), the Company's S corporation election was terminated, making it subject to corporate income taxes. The consolidated financial statements reflect a net income tax benefit of approximately $370,000 for the year ended December 31, 1996, comprised of the following two significant components:

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

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows (in thousands):

                                                              DECEMBER 31,
                                                      ------------------------
                                                          1998            1997
                                                          ----            ----

        Allowance for doubtful accounts..............    $   78          $  100
        Allowance for sales returns..................       206             155
        Insurance....................................        --             (20)
        Depreciation.................................      (867)           (414)
        Warranty provision...........................        --              36
        Goodwill amortization........................       (14)             --
        Interest ....................................        --               3
        Uniform inventory capitalization.............     1,024             220
                                                         ------          ------
                 Net deferred tax asset..............    $  427          $   80
                                                         ======          ======

         The reconciliation of the expected income tax expense at federal statutory rates is as follows:


                                                                       YEAR ENDED          YEAR ENDED
                                                                      DEC 31, 1998        DEC 31, 1997
                                                                      ------------        ------------
        Tax at federal statutory rate...........................         34.00%              34.00%
        State income taxes, net of federal benefit..........              2.33                2.35
        Permanent differences..................................            .54                 .13
                                                                     ------------        ------------
                                                                         36.87%              36.48%
                                                                     ============        ============

         PRO FORMA

         The adjustments for pro forma provision for income taxes for the year ended December 31, 1996, reflect the adjustments needed to reflect income tax expense as if the Company had been taxed as a C corporation.

                          AVTEAM, INC. AND SUBSIDIARIES

         The pro forma provision for income taxes (including the historical component in 1996) is as follows:

                                                               YEAR ENDED
                                                              DEC 31, 1996
                                                              ------------
        Current...............................................  $  827
        Deferred..............................................     341
                                                                ------
        Total.................................................  $1,168
                                                                ======

         The pro forma income tax provision differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                                                   YEAR ENDED
                                                                  DEC 31, 1996
                                                                  ------------
        Tax at federal statutory rate...........................      34.00%
        State income taxes, net of federal benefit..............       2.45
        Permanent differences...................................       4.35
                                                                      -----
                                                                      40.80%
                                                                      =====

         On December 6, 1996, the date of the termination of S corporation status, the Company declared a cash distribution to the shareholders. The distribution, paid prior to January 1, 1997, was determined based on the Company's accumulated adjustment account, as defined in the Internal Revenue Code, calculated through the date of termination of the Company's S corporation status.

         Also on December 6, 1996, the Company entered into a tax allocation and indemnification agreement with the then existing common shareholders relating to their respective income tax liabilities and certain related matters. The tax indemnification agreements generally provide that the then existing common shareholders will be indemnified by the Company with respect to federal and state income taxes (plus interest and penalties) arising due to taxable income shifted from a C corporation taxable year in which the Company was an S corporation, and that the Company will be indemnified by the existing common shareholders with respect to federal and state income taxes (plus interest and penalties) arising due to taxable income shifted from an S corporation taxable year to a C corporation taxable year.

6.       INVENTORY

     Inventory consists of the following (in thousands):

                                               YEAR ENDED DECEMBER 31,
                                             ---------------------------
                                               1998               1997
                                             -------            --------
      Parts...............................   $48,853            $18,053
      Whole Engines & Aircraft............    31,044              6,361
      Work in Process.....................     3,924                 --
      Other...............................       236                 66
                                             -------            -------
                                             $84,057            $24,480
                                             =======            =======

                          AVTEAM, INC. AND SUBSIDIARIES

7. REVENUE PRODUCING EQUIPMENT AND PROPERTY AND EQUIPMENT

         At December 31, 1998 and 1997, revenue producing equipment is net of accumulated depreciation of $488 and $217, respectively.

         Property and equipment consists of the following (in thousands):


                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                       1998                1997
                                                       ----                ----

   Office furniture and equipment.......             $  1,316            $  649
   Machinery and equipment..............                2,816               672
   Leasehold improvements...............                1,470               222
                                                     --------            ------
                                                        5,602             1,543

   Less accumulated depreciation
     and amortization...................               (1,169)             (605)
                                                     --------            ------
                                                     $  4,433            $  938
                                                     ========            ======

8.  LEASES

         On April 1, 1995, the Company entered into a lease agreement for new warehouse and office space under an operating lease which expires on June 30, 2000. Effective January 1, 1998, the Company leased additional warehouse and office space and together with the original space extended the lease term to December 31, 2002. In addition, effective January 1, 1996, the Company signed a lease agreement for additional warehouse and office space under an operating lease which expires on December 31, 2000. On June 1, 1997, M&M began leasing their new office and operating facilities under a noncancelable operating lease that expires May 31, 2005. The lease contains two consecutive options to extend for a period of forty-eight consecutive months each. Future minimum lease payments by year and in the aggregate under operating leases are as follows (in thousands):

           1999............................   $         1,928
           2000............................             1,882
           2001............................             1,756
           2002............................             1,788
           2003............................             1,086
                                              ---------------
                                              $         8,440
                                              ===============

         Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $1,129,000, $449,000 and $390,000, respectively.

         The Company has entered into various capital leases for office furniture, computer equipment, and warehouse and transportation equipment expiring in various years through 2001. Equipment under capitalized lease obligations had an original cost of approximately $377,000 at December 31, 1998, and $433,000 at December 31, 1997 and accumulated amortization was approximately $202,000 and $148,000 at December 31, 1998 and 1997, respectively.

         Future minimum lease payments by year and in the aggregate under these capital leases were as follows at December 31, 1998 (in thousands):

       1999.........................................................  $    122
       2000.........................................................        66
       2001......................................... ...............        23
                                                                      --------
       Total minimum lease payments.................................       211
       Less amounts representing interest at 14.03%.................       (24)
                                                                      --------
       Present value of net minimum lease payments
         under capital leases (including current portion of $106)     $    187
                                                                      ========

                          AVTEAM, INC. AND SUBSIDIARIES

9. RELATED PARTY TRANSACTIONS

         On September 5, 1995, the Company entered into an agreement (the "Parati Agreement") with Parati Corporation ("Parati"), a corporation wholly-owned by the Chairman of the Board of Directors of the Company, which provided that Parati would purchase up to $10 million of certain aftermarket engines and up to $40 million of new engines and that the Company would oversee, disassemble and handle all of the operational and administrative aspects related to such engines. The Parati Agreement further provided that all proceeds from the sale of engines or parts would be divided equally between Parati and the Company after payment to Parati of amounts equal to Parati's investment in such engines less overhaul costs incurred by the Company on behalf of Parati. Overhaul costs were incurred on a component basis and were not incurred until a customer was interested in purchasing a component upon its overhaul. The Company was reimbursed for overhaul costs through a reduction of the Company's payable to Parati regardless of whether such parts were sold. In 1997 and 1996 the Company recorded sales under this agreement of approximately $495,000 and $1,925,000, respectively, with a gross profit of approximately $247,000 and $395,000. On August 21, 1997, the Company issued 38,664 shares of Class A Common Stock as payment for the remaining inventory valued at $270,647 and terminated the Parati Agreement.

         The Company purchased accounting services totaling $37,000, $39,000 and $50,000 for each of the three years 1998, 1997 and 1996, respectively, from a firm that is owned in part by a shareholder of the Company.

         Management believes that compensation received from or paid to related parties under the Parati Agreement and in connection with purchased accounting services, described above, materially approximate those which would have been received from or paid to non-affiliated third parties.

         At December 31, 1996, the Company had notes payable to shareholders totaling $2.5 million. On August 21, 1997, the Company issued 289,108 shares of Class A Common Stock to the Chairman of the Board of Directors as payment for notes payable in the amount of $2,023,757. On November 5, 1997, the Company paid the remaining outstanding amounts to the shareholders.

10. NOTES PAYABLE TO BANK AND NOTES PAYABLE - LEASE FINANCING

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

                          AVTEAM, INC. AND SUBSIDIARIES

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a new Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility will be used by the Company to finance acquisitions permitted under the Credit Agreement. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. Borrowings are subject to its availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company,
(iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of December 31, 1998, the Company has drawn an aggregate of $35.8 million under the Working Capital Revolving Loan Facility and $25.0 million under the Acquisition Revolving Loan Facility. At December 31, 1998, the Company had additional availability of approximately $9.2 million under the Working Capital Revolving Loan Facility. For a period of 150 days from December 15, 1998, the Lenders agreed to amend the Credit Agreement to allow for less restrictive covenants.

         On July 25, 1997, the Company entered into an agreement with NationsBanc Leasing Corporation ("NBLC") whereby the Company sold three Pratt & Whitney JT8D engines to NBLC for approximately $4.3 million and subsequently leased-back such engines for a period of five years at fixed monthly payments. On April 23, 1998, the Company added an additional two JT8D engines to this agreement. Net proceeds were approximately $2.1 million. The Company, at its option, may repurchase any of these engines at a predetermined percentage of the original leased amount. This transaction is accounted for as a financing, wherein the aircraft engines remain on the books of the Company and are depreciated. The proceeds from the sale of these engines were used by the Company to reduce the outstanding balance of its credit facility with NationsBank. On February 18, 1998, the Company repurchased one of the engines in order to sell it to a third party leasing company. The aggregate annual maturities under this agreement are approximately as follows: 1999, $654,000; 2000, $654,000; 2001, $654,000; 2002, $1,567,000, and; 2003, $1,318,000.

         The weighted average interest rate on short-term borrowings for the years ended December 31, 1998, 1997 and 1996 was approximately 9%, 11% and 10%, respectively.

11. SEGMENT FINANCIAL DATA

     The Company operates in various segments of the aviation services industry. The Company's operations have been aggregated primarily on the basis of products or services into three reportable segments:

     AVTEAM sells whole engines, whole aircraft, engine parts and airframe components.

     AVTEAM Aviation Field Services (AAFS) provides on-wing maintenance and repairs including hush-kit installation and engine borescoping.

     AVTEAM Engine Repair Corp. (d/b/a M&M Aircraft Services) performs maintenance, repair and overhaul services for certain aircraft engines.

                          AVTEAM, INC. AND SUBSIDIARIES

     The Company evaluates performance based on several factors, of which income before provision for income taxes is the primary financial measure. Operating segment information for the years ended December 31 follows (in thousands of dollars):

    IN THOUSANDS OF DOLLARS                          TOTAL REVENUES
                                          ------------------------------------
                                            1998          1997           1996
                                          -------       -------        -------
    AVTEAM                                $70,165       $52,202        $31,724
    AAFS                                    3,370         1,148             --
    M&M                                     3,418            --             --
    Eliminations                           (1,596)         (469)            --
                                          -------       -------        -------
    Consolidated                          $75,357       $52,881        $31,724
                                          =======       =======        =======

                                                INCOME BEFORE PROVISION
                                                    FOR INCOME TAXES
                                        -----------------------------------
                                          1998           1997         1996
                                        -------         -------     -------
    AVTEAM                              $10,287         $7,632      $ 4,771
    AAFS                                    269           (448)          --
    M&M                                     544             --           --
    Eliminations                            (83)            --           --
    General corporate expenses              (37)            --       (1,154)
    Interest expense                     (1,774)          (991)        (757)
                                        -------         -------     -------
                                        $ 9,206         $6,193      $ 2,860
                                        =======         ======      =======

                                                     EXPORT SALES
                                       --------------------------------------
                                        1998             1997           1996
                                       -------          ------         ------
    AVTEAM                             $ 3,072          $3,613         $  722
    AAFS                                   190              --             --
    M&M                                  1,145              --             --
                                       -------          ------         ------
                                       $ 4,407          $3,613         $  722
                                       =======          ======         ======

                                                  CAPITAL EXPENDITURES
                                       --------------------------------------
                                        1998            1997            1996
                                       -------         ------          ------
    AVTEAM                             $10,796         $3,133          $  314
    AAFS                                    95            261              --
    M&M                                     64             --              --
                                       -------         ------          ------
                                       $10,955         $3,394          $  314
                                       =======         ======          ======

                                               DEPRECIATION EXPENSE
                                       -----------------------------------
                                        1998           1997           1996
                                       ------         -----           ----
    AVTEAM                             $1,656         $ 516         $  158
    AAFS                                   43            46             --
    M&M                                    28            --             --
                                       ------         -----         ------
                                       $1,727         $ 562         $  158
                                       ======         =====         ======

                                                  LONG-LIVED ASSETS
                                             ------------------------
                                               1998              1997
                                               ----              ----
    AVTEAM                                   $11,479          $ 8,434
    AAFS                                         318              261
    M&M                                        3,089               --
                                             -------          -------
                                             $14,886          $ 8,695
                                             =======          =======

                          AVTEAM, INC. AND SUBSIDIARIES

                                                      TOTAL ASSETS
                                               --------------------------
                                                 1998              1997
                                               ---------          -------

    AVTEAM                                     $ 132,540           $58,368
    AAFS                                           1,396               878
    M&M                                           19,295                --
    Eliminations                                 (11,417)             (292)
                                               ---------           --------
    Consolidated                               $ 141,814           $58,954
                                               =========           =======

12. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivable, short-term borrowings and notes payable-lease financing in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of notes payable and notes payable-lease financing because such instruments bear variable interest rates which approximate market.

13.  EMPLOYMENT AGREEMENTS

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

         On December 31, 1995, the employment agreements' terms were amended to
(1) reduce, effective January 1, 1996, the amount of Adjusted Net Income each of these two officers may receive as compensation from 20% to 5%, effective January 1, 1996; (2) pay an additional aggregate one time bonus of approximately $1,179,000 to these officers and (3) change the exercise price of the unexercised options to the fair market value of the Company's Class A Common Stock as of the exercise date. The employees exercised their remaining options on December 31, 1995 in return for non-interest bearing notes receivable from the officers payable on demand at any time after May 31, 1996, totaling approximately $1,360,000. On the same day, approximately $912,000 of these notes from officers were offset against amounts due to the officers, resulting in an outstanding balance on notes receivable from officers totaling $707,000, which was repaid on December 12, 1996.

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

                          AVTEAM, INC. AND SUBSIDIARIES

14.  SIGNIFICANT CUSTOMERS

         Dallas Aerospace accounted for 2%, 5% and 16% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively, and 6% and 10% of total accounts receivable at December 31, 1998 and 1997 respectively.

         A second customer accounted for 19% of 1997 net sales.

         A third customer accounted for 12% of 1997 net sales.

         In 1998 no single customer accounted for more than 10% of net sales.

15.  CONSIGNMENT SALES

         The Company had an agreement with an airline to sell certain consigned inventory. Net sales related to this agreement include approximately $882,000 and $1,295,000 for the years ended December 31, 1997 and 1996, respectively. Such consigned inventory was purchased during 1998.

16.  SHAREHOLDERS' EQUITY

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

         Also, on August 21, 1997, the Company issued 327,772 shares of Class A Common Stock valued at $2,4,404 to the Chairman of the Board of Directors of the Company as payment for a $1,322,479 non-interest bearing note and a $701,278 interest bearing note included in notes payable to shareholders at June 30, 1997, and as payment for the purchase of the remaining inventory valued at $270,647 under the Parati Agreement in connection with the termination of the Parati Agreement.

                          AVTEAM, INC. AND SUBSIDIARIES

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

         On December 15, 1998, in connection with the purchase of certain assets and liabilities of M&M Aircraft Services, Inc., the Company issued 350,000 additional shares of Class A Common Stock.

17.       STOCK OPTIONS

          The Company, under its 1996 Stock Option Plan, may grant a maximum of 600,000 options to purchase Class A Common Shares at prices not less than 100% of the fair market value at the date of option grant. On October 31, 1997, the date of its initial public offering, the Company granted a total of 250,000 options to all of its employees of which 226,600 options are outstanding as of December 31, 1998. Such options vest over a three-year period at rates of 35%, 35% and 30%. The option exercise price is $8.50 per share. The options have a maximum term of ten years. A total of 373,400 options remain available for future grants.

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


                                                                           YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
                                                                         1998                1997
                                                                       ---------          ---------
         Net income                           As reported               $  5,812           $  3,934
                                              Pro forma                 $  5,075           $  3,861

         Earnings per common share -          As reported               $    .52           $    .65
                basic                         Pro forma                 $    .46           $    .64

         Earnings per common share -          As reported               $    .52           $    .52
                assuming dilution             Pro forma                 $    .46           $    .51


         The fair value of each option grant is estimated at $8.21 on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: dividend yield of 0%, expected volatility of 1.849%; risk-free interest rate of 5%; and expected lives of five years.

         A summary of the Company's stock option activity is as follows:


                                                                                                              Weighted
                                                                                                              Average
                                                                    Number of            Option               Exercise
                                                                     Shares               Price                Price
                                                                    ---------            ------              ---------
         Options outstanding at January 1, 1997                           --                  --                   --
         Granted at market price                                     250,000             $  8.50              $  8.50
         Exercised                                                        --                  --                   --
         Canceled                                                         --                  --                   --
                                                                 ----------------
         Options Outstanding at December 31, 1997                    250,000             $  8.50              $  8.50
         Granted at market price                                          --                  --                   --
         Exercised                                                        --                  --                   --
         Canceled                                                    (23,400)                 --                   --
                                                                 ----------------
         Options outstanding at December 31, 1998                    226,600             $  8.50              $  8.50
                                                                 ================

         On February 11, 1999 the Company granted a total of 271,800 options to employees at a price equal to the market price at the date of grant.

Note 18. Unaudited Quarterly Financial Information


                                                                             QUARTER ENDED
                                                    ----------------------------------------------------------------------
                                                    MARCH 31,         JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                                      1998             1998                 1998                 1998
                                                    ---------         --------           ------------         -----------
      Net sales                                      $13,117           $21,100              $14,765             $26,375
      Gross profit                                     3,885             5,328                4,294               6,335
      Net income                                       1,352             1,736                1,058               1,666


      Net income per common share:
           Basic                                        0.12              0.16                 0.10                0.15
           Diluted                                      0.12              0.16                 0.10                0.15




                                                                                QUARTER ENDED
                                                    ----------------------------------------------------------------------
                                                    MARCH 31,         JUNE 30,           SEPTEMBER 30,        DECEMBER 31,
                                                       1997             1997                 1997                 1997
                                                    ---------         --------           -------------        ------------
      Net sales                                       $8,413           $10,519              $13,269             $20,680
      Gross profit                                     2,697             3,267                3,551               4,981
      Net income                                         775               821                  803               1,535


      Net income per common share:
           Basic                                        0.16              0.16                 0.16                0.17
           Diluted                                      0.12              0.12                 0.11                0.15




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
AVTEAM, Inc.

         We have audited the consolidated financial statements of AVTEAM, Inc. and Subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 12, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/  ERNST & YOUNG LLP

Miami, Florida
February 12, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          AVTEAM, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1998

                                 (IN THOUSANDS)


                                                               Balance At    Charged to
                                                               Beginning     Costs and                   Balance At
               Description                                      of Year       Expenses     Deductions   End of Year
               -----------                                     ----------    ----------    ----------   -----------
         Year Ended December 31, 1996
         Deducted from asset accounts:
           Allowance for doubtful accounts                       $  114        $   88        $   13(1)     $ 189
           Allowance for sales returns                              669           211           669(2)       211
                                                                 ------        ------        ------        -----
                  Total                                          $  783        $  299        $  682        $ 400
                                                                 ======        ======        ======        =====

         Year Ended December 31, 1997
         Deducted from asset accounts:
           Allowance for doubtful accounts                       $  189        $  136        $   51(1)     $ 274
           Allowance for sales returns                              211           428           211(2)       428
                                                                 ------        ------        ------        -----

                  Total                                          $  400        $  564        $  262        $ 702
                                                                 ======        ======        ======        =====

         Year Ended December 31, 1998
         Deducted from asset accounts:
           Allowance for doubtful accounts                       $  274        $   --        $   95(1)     $ 179
           Allowance for sales returns                              428           570           428(2)       570
                                                                 ------        ------        ------        -----
                  Total                                          $  702        $  570        $  523        $ 749
                                                                 ======        ======        ======        =====

--------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Application of credit memos against reserve.

                                  EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER    EXHIBITS                                                                      PAGE
------    --------                                                                   ------------
21.1      List of Subsidiaries of Registrant

23.1      Consent of Ernst & Young LLP, independent Certified Public Accountants

27.1      Financial Data Schedule for the year ended December 31, 1998
