Form 10-K/A
period 1998-12-31
AVTEAM INC
filed 1999-04-27
CIK 1013787

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


                                Amendment No. 1


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

================================================================================

                                EXPLANATORY NOTE

The Registrant hereby amends and restates in its entirety the Financial Statements of AVTEAM, Inc. and subsidiaries set forth on pages F-1 to F-20 of its Annual Report on Form 10-K to correctly state the amount of the Deferred Tax Asset and Retained Earnings for the year ended December 31, 1998.











                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miramar, Florida on the 23rd day of April, 1999.


                                           AVTEAM, Inc.



                                           By: /s/ Donald A. Graw
                                               --------------------------------
                                                        Donald A. Graw
                                               CHAIRMAN OF THE BOARD, PRESIDENT
                                                  AND CHIEF EXECUTIVE OFFICER



                  NAME                                        TITLE                              DATE
                  ----                                        -----                              ----

         /s/   DONALD A. GRAW               Chairman of the Board, President,            April 23, 1999
--------------------------------------          Chief Executive Officer
         Donald A. Graw                         (Principal Executive Officer)



     /s/   MARK S. KOONDEL                  Chief Executive Officer,                     April 23, 1999
 --------------------------------------          Treasurer, Assistant Secretary
         Mark S. Koondel                         (Principal Financial and
                                                  Accounting Officer)



         /s/   JAIME J. LEVY                Executive Vice President                     April 23, 1999
--------------------------------------           Director
         Jaime J. Levy



         /s/   RICHARD PRESTON              Secretary, Director                          April 23, 1999
--------------------------------------
         Richard Preston



                                            Director
--------------------------------------
         Robert Munson



                                            Director
--------------------------------------
         Eugene P. Lynch



                                            Director
--------------------------------------
         Sanford Miller



         /s/   JAMES McLELLAN               Director                                    April 23, 1999
--------------------------------------
         James McLellan

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


                                        /s/  ERNST & YOUNG LLP


Miami, Florida
February 12, 1999

                          AVTEAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                           1998             1997
                                                                                          --------      --------
Current assets:
  Cash and cash equivalents                                                                  1,745      $ 18,676
  Trade accounts receivable, less allowance for doubtful accounts of $179 and $274,
    and allowance for sales returns of $570 and $428, in 1998 and 1997, respectively        12,823         5,751
  Inventory                                                                                 84,057        24,480
  Prepaid expenses                                                                           1,382         1,153
  Deposits                                                                                     935           432
  Deferred tax asset                                                                           427            80
                                                                                          --------      --------
Total current assets                                                                       101,369        50,572
Revenue producing equipment, net                                                             8,579         6,935
Property and equipment, net                                                                  4,433           938
Goodwill, net                                                                               26,739            --
Other assets                                                                                   694           509
                                                                                          --------      --------
         Total assets                                                                     $141,814      $ 58,954
                                                                                          ========      ========

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to bank                                                                   $ 60,800      $     --
  Accounts payable                                                                          12,280           706
  Accrued expenses                                                                           3,016         1,654
  Customer deposit                                                                           2,513           344
  Current portion of notes payable-lease financing                                             318           328
  Current portion of capital lease obligations                                                 106           115
                                                                                          --------      --------
Total current liabilities                                                                   79,033         3,147
Capital lease obligations, net of current portion                                               81           186
Notes payable - lease financing                                                              3,348         3,817
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued
    or outstanding in 1998 and 1997                                                             --            --
  Class A Common Stock, $.01 par value, 77,000,000 shares authorized, 11,015,739 shares issued and outstanding for 1998, 10,665,739 shares issued and outstanding
    in 1997                                                                                    110           107
  Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
    shares issued and outstanding in 1998 and 1997                                               4             4
  Additional paid-in capital                                                                49,177        47,444
  Retained earnings                                                                         10,061         4,249
                                                                                          --------      --------
         Total shareholders' equity                                                         59,352        51,804
                                                                                          --------      --------
         Total liabilities and shareholders' equity                                       $141,814      $ 58,954
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
                                   ==========       ========       ===========         ========         ===========




                                     CLASS B                            NOTES
                                     COMMON         ADDITIONAL        RECEIVABLE
                                     STOCK           PAID-IN           RETAINED          FROM
                                     AMOUNT          CAPITAL           EARNINGS        OFFICERS         TOTAL
                                   ----------------------------------------------------------------------------
Balance at December 31, 1995      $      --         $  3,271           $    --         $   (708)       $  2,613
  Issuance of Preferred
  Stock, net of issuance
  costs of $543                          --           11,340                --               --          11,357

  Cash received for notes
   receivables from officers             --               --                --              708             708
  Net income                             --               --             3,230               --           3,230
  Distributions                          --               --            (2,915)              --          (2,915)
                                  ---------         --------          --------         --------        --------
Balance at December 31, 1996             --           14,611               315               --          14,993
  Issuance of Preferred
  Stock                                  --            4,993                --               --           5,000
  Issuance of Class A
   Common Stock for loans
   and inventory                         --            2,291                --               --           2,294
  Issuance of Class A Common
   Stock, net of issuance
    costs of $987                        --           25,549                --               --          25,583
  Conversion of  Preferred
    Stock to Class A and
     Class B Common Stock
     Common Stock                         4               --                --               --              --
  Net income                             --               --             3,934               --           3,934
                                  ---------         --------          --------         --------        --------
Balance at December 31, 1997              4           47,444             4,249               --          51,804
  Issuance of Class A Common
     Stock for purchase of
     certain assets and
     liabilities of M&M
     Aviation Services, Inc.             --            1,733                --               --           1,736
Net income                               --               --             5,812               --           5,812
                                  ---------         --------          --------         --------        --------
Balance at December 31, 1998      $       4         $ 49,177          $ 10,061         $     --        $ 59,352
                                  =========         ========          ========         ========        ========


                             SEE ACCOMPANYING NOTES.

                          AVTEAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                     1998           1997            1996
                                                                                   --------       --------       --------
OPERATING ACTIVITIES
Net income                                                                         $  5,812       $  3,934       $  3,230
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                    1,764            562            158
     Bad debt expense                                                                    --            136             88
     Deferred tax provision (credit)                                                   (347)           352           (432)
     Changes in operating assets and liabilities, net of effects from purchase of M&M Aircraft Services, Inc.:
        Trade accounts receivable                                                    (4,646)          (857)          (457)
        Inventory                                                                   (47,548)        (9,975)        (5,940)
        Prepaid expenses and deposits                                                  (371)          (116)        (1,284)
        Due from affiliate                                                               --            343           (343)
        Other assets                                                                      4           (373)           (50)
        Accounts payable                                                              6,837         (1,978)        (1,740)
        Accrued expenses/Customer deposit                                              (606)           598          1,057
        Due to shareholders and affiliates                                               --           (292)          (936)
                                                                                   --------       --------       --------
          Net cash used in operating activities                                     (39,101)        (7,666)        (6,649)
INVESTING ACTIVITIES
Purchase of certain assets and liabilities of M&M Aircraft
        Services, Inc.                                                              (34,196)            --             --
Purchases of revenue producing equipment                                             (7,238)        (2,878)            --
Purchases of property and equipment                                                  (1,570)          (516)          (314)
Net proceeds from sale of revenue producing equipment                                 7,114             --             --
                                                                                   --------       --------       --------
          Net cash used in investing activities                                     (35,890)        (3,394)          (314)
FINANCING ACTIVITIES
Payments on capital leases                                                             (114)           (95)           (48)
Net proceeds from (payments on) notes payable - lease financing                      (2,626)          (129)         1,550
Net proceeds from (payments on) short-term line of credit                            60,800           (404)        (2,752)
Advances from shareholders                                                               --             --          2,250
Payments of shareholders' advances/loans                                                 --         (2,513)        (2,479)
Net proceeds from sale of preferred stock                                                --          5,000         11,357
Net proceeds from sale of common stock                                                   --         27,877             --
Distributions                                                                            --             --         (2,915)
                                                                                   --------       --------       --------
          Net cash provided by financing activities                                  58,060         29,736          6,963
                                                                                   --------       --------       --------
          Net (decrease) increase in cash and cash equivalents                      (16,931)        18,676             --
          Cash at beginning of year                                                  18,676             --             --
                                                                                   --------       --------       --------
          Cash and cash equivalents at end of year                                 $  1,745       $ 18,676       $     --
                                                                                   ========       ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES

Interest paid                                                                      $  1,765       $  1,097       $    795
                                                                                   ========       ========       ========
Income taxes paid                                                                  $  3,774       $  2,810       $     --
                                                                                   ========       ========       ========
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Notes receivable from officers offset against amounts due
     to shareholders                                                               $     --       $     --       $    708
                                                                                   ========       ========       ========
Shareholder advances converted to notes payable                                    $     --       $     --       $  1,511
                                                                                   ========       ========       ========
Revenue producing equipment acquired under capital leases                          $  2,147       $  4,274       $     --
                                                                                   ========       ========       ========
Office furniture and equipment acquired under capital leases                       $     --       $    265       $     48
                                                                                   ========       ========       ========
Preferred shares converted to common shares                                        $     --       $ 16,357       $     --
                                                                                   ========       ========       ========
Stock issued in connection with acquisition                                        $  1,736       $     --       $     --
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




                                  EXHIBIT INDEX


                                                                                    SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER    EXHIBITS                                                                      PAGE
------    --------                                                                   ------------
23.1      Consent of Ernst & Young LLP, independent Certified Public Accountants
