Form 10-Q
period 1999-03-31
AVTEAM INC
filed 1999-05-17
CIK 1013787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1999

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

       As of May 17, 1999, 11,015,739 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,544 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.

================================================================================

                          AVTEAM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.....................1-6

          Condensed Consolidated Balance Sheets
          as of March 31, 1999 and December 31, 1998....................... 1

          Condensed Consolidated Statements of Income
          for the Three Months Ended
          March 31, 1999 and 1998.......................................... 2

          Condensed Consolidated Statements of Cash Flows
          for the Three Months Ended
          March 31, 1999 and 1998.......................................... 3

          Notes to Condensed Consolidated Financial Statements.............4-8

Item 2.   Management's Discussion and Analysis Of Financial Condition
          and Results of Operations........................................8-11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................11

SIGNATURES        .........................................................12

EXHIBIT INDEX..............................................................13

                          AVTEAM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1999          1998
                                                                  ---------      ---------
ASSETS                                                           (UNAUDITED)
Current assets:
       Cash and cash equivalents..................................$     729      $   1,745
       Trade accounts receivable, net ............................   18,448         12,823
       Inventory .................................................   84,181         84,057
       Prepaid expenses ..........................................    1,304          1,382
       Deposits ..................................................      806            935
       Deferred tax asset ........................................      195            427
                                                                  ---------      ---------

Total current assets .............................................  105,663        101,369

Revenue producing equipment, at cost .............................   11,007          9,284
       Accumulated depreciation ..................................     (931)          (705)
                                                                  ---------      ---------
                                                                     10,076          8,579
Property and equipment, at cost ..................................    6,121          5,602
       Accumulated depreciation ..................................   (1,461)        (1,169)
                                                                  ---------      ---------
                                                                      4,660          4,433

Goodwill, net ....................................................   26,631         26,739

Other assets .....................................................      670            694
                                                                  ---------      ---------
         Total assets ............................................$ 147,700      $ 141,814
                                                                  =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable to bank .....................................$  64,450      $  60,800
       Accounts payable ..........................................   14,168         12,280
       Accrued expenses ..........................................    2,332          3,016
       Customer deposits .........................................    1,604          2,513
       Current portion of notes payable-lease financing ..........      309            318
       Current portion of capital lease obligations ..............       98            106
                                                                  ---------      ---------

Total current liabilities ........................................   82,961         79,033

Capital lease obligations, net of current portion ................       73             81
Notes payable - lease financing ..................................    3,290          3,348

Commitments and contingencies

Shareholders' equity:
       Preferred stock, $.01 par value,
             20,000,000 shares authorized, no shares
             issued or outstanding ...............................       --             --
       Class A Common Stock, $.01 par value,
             77,000,000 shares authorized,
             11,015,739 shares issued and
             outstanding .........................................      110            110
       Class B Common Stock, $.01 par value,
             3,000,000 shares authorized, 439,644
             shares issued and outstanding .......................        4              4
       Additional paid-in capital ................................   49,177         49,177
       Retained earnings .........................................   12,085         10,061
                                                                  ---------      ---------

            Total shareholders' equity ...........................   61,376         59,352
                                                                  ---------      ---------

            Total liabilities and shareholders' equity ...........$ 147,700      $ 141,814
                                                                  =========      =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 -----------------------------
                                                                     1999                1998
                                                                 ------------     ------------
                                                                          (UNAUDITED)
Net sales ..................................................     $     29,292     $     13,117
Cost of sales ..............................................           20,640            9,232
                                                                 ------------     ------------
Gross profit ...............................................            8,652            3,885
Operating expenses .........................................            4,078            1,689
                                                                 ------------     ------------
Income from operations .....................................            4,574            2,196
Interest expense, net ......................................            1,381               50
                                                                 ------------     ------------
Income before provision (credit) for income taxes ..........            3,193            2,146
Provision (credit) for income taxes:
         Current ...........................................              937              816
         Deferred ..........................................              232              (22)
                                                                 ------------     ------------
                                                                        1,169              794
                                                                 ------------     ------------
Net income .................................................     $      2,024     $      1,352
                                                                 ============     ============

Net income per common share - basic ........................     $       0.18     $       0.12
                                                                 ============     ============

Weighted average number of common shares outstanding - basic       11,455,383       11,105,383
                                                                 ============     ============

Net income per common equivalent share - diluted ...........     $       0.18     $       0.12
                                                                 ============     ============

Weighted average number of
  common equivalent shares outstanding - diluted ...........       11,462,191       11,135,631
                                                                 ============     ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  ----------------------
                                                                                    1999          1998
                                                                                  --------      --------
                                                                                        (UNAUDITED)
OPERATING ACTIVITIES
Net income ..................................................................     $  2,024      $  1,352
Adjustments to reconcile net income to net cash used in
     operating activities:
          Depreciation and amortization .....................................          742           352
          Bad debt expense ..................................................           23            47
          Deferred tax expense (credit) .....................................          232           (22)
          Changes in operating assets and liabilities:
                 Trade accounts receivable ..................................       (5,648)       (2,407)
                 Inventory ..................................................         (124)      (14,853)
                 Prepaid expenses and deposits ..............................          207        (6,444)
                 Other assets ...............................................           24           239
                 Accounts payable ...........................................        1,888         6,264
                 Accrued expenses/customer deposits .........................       (1,593)        2,866
                                                                                  --------      --------
                          Net cash used in operating activities .............       (2,225)      (12,606)
                                                                                  --------      --------
INVESTING ACTIVITIES
Purchases of revenue producing equipment ....................................       (1,723)       (4,985)
Purchases of property and equipment .........................................         (519)         (240)
Additional investment in M&M Aircraft Services, Inc. ........................         (116)           --
                                                                                  --------      --------
                          Net cash used in investing activities .............       (2,358)       (5,225)
                                                                                  --------      --------
FINANCING ACTIVITIES
Payments on capital leases ..................................................          (16)          (31)
Net payments on notes payable ...............................................          (67)          (12)
Net proceeds from short-term line of credit .................................        3,650            --
                                                                                  --------      --------
                         Net cash (used in) provided by financing activities         3,567           (43)
                                                                                  --------      --------
                         Net decrease in cash and cash equivalents ..........       (1,016)      (17,874)
                         Cash and cash equivalents at beginning of period ...        1,745        18,676
                                                                                  --------      --------
                         Cash and cash equivalents at end of year ...........     $    729      $    802
                                                                                  ========      ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid ...............................................................     $  1,246      $     50
                                                                                  ========      ========
Income taxes paid ...........................................................     $    100      $     31
                                                                                  ========      ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.  BUSINESS

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, AVTEAM, Inc., throug its wholly owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. On December 15, 1998, AVTEAM, Inc., through its wholly owned subsidiary, AVTEAM Engine Repair Corp., a Florida corporation, completed its acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc., a Florida corporation, an FAA licensed aircraft engine maintenance, repair and overhaul facility. The accompanying consolidated financial statements as of March 31, 1999 and for the year then ended include the accounts of AVTEAM, Inc., AVTEAM Engine Repair Corp. ("M&M") and AAFS, collectively (the "Company") after elimination of intercompany accounts and transactions.



3.  SIGNIFICANT ACCOUNTING POLICIES

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

         M&M's inventories are valued at the lower of cost or market, based on the specific identification method and by the first-in, first-out method. Parts received as a result of a customer exchange are valued at the lower of cost or market based on the relationship of the historical cost of similar parts and estimated sales price.

                          AVTEAM, INC. AND SUBSIDIARIES

         Inventory consists of the following:

                 IN THOUSANDS                                     AS OF
                                                     ----------------------------------
                                                     MARCH 31, 1999   DECEMBER 31, 1998
                                                     --------------   -----------------
                 Parts and Whole Engines & Aircraft        $80,830       $  79,897
                 Work in Process                             3,173           3,924
                 Other                                         178             236
                                                         ---------       ---------
                                                         $  84,181       $  84,057
                                                         =========       =========

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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. For the three months ended March 31, 1999, accounts payable totaling approximately $430,000, were offset against accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment............          3-7   years
         Warehouse and transport equipment.........          5-7   years
         Leasehold improvements....................          3-10  years

                          AVTEAM, INC. AND SUBSIDIARIES

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

LONG-LIVED ASSETS

         The Company accounts for long-lived assets pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the assets may be impaired.

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of assets acquired and is amortized on the straight-line basis over 30 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the carrying value will be adjusted accordingly. At March 31, 1999, accumulated amortization of goodwill was approximately $261,000.

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

NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income and net income per share:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                           1999            1998
                                                                        -----------     -----------
Numerator:
       Net income ...........................................           $ 2,024,000     $ 1,352,000
                                                                        ===========     ===========
Denominator:
        Denominator for basic net income per share - weighted
            average shares                                               11,455,383      11,105,383
Effect of dilutive securities
        Employee stock options ..............................                 6,808          30,248
                                                                        -----------     -----------
Dilutive potential common shares ............................                 6,808          30,248
                                                                        -----------     -----------
        Denominator for diluted earnings per share - adjusted
            weighted - average shares and assumed conversions            11,462,191      11,135,631
                                                                        ===========     ===========
Net income per common share - basic .........................           $      0.18     $      0.12
                                                                        ===========     ===========
Net income per common share - diluted .......................           $      0.18     $      0.12
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

                          AVTEAM, INC. AND SUBSIDIARIES

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

       The Company evaluates performance based on several factors, of which income before provision for income taxes is the primary financial measure. The following tables present the Company's operating segment information:

                                                                  TOTAL REVENUES
                                                            THREE MONTHS ENDED MARCH 31
                                                            ---------------------------
      IN THOUSANDS                                               1999         1998
                                                               --------      -------

      AVTEAM ..............................................    $ 17,038      $12,469
      AAFS ................................................       1,140          805
      M & M ...............................................      13,643           --
      Eliminations ........................................      (2,529)        (157)
                                                               --------      -------
      Consolidated ........................................    $ 29,292      $13,117
                                                               ========      =======

                                                             INCOME BEFORE PROVISION
                                                                  FOR INCOME TAXES
                                                            THREE MONTHS ENDED MARCH 31
                                                            ---------------------------
      IN THOUSANDS                                               1999         1998
                                                               --------      -------

      AVTEAM(a) ...........................................    $    829      $ 2,028
      AAFS ................................................         116          118
      M & M ...............................................       2,525           --
      Eliminations ........................................        (277)          --
                                                               --------      -------
      Consolidated ........................................    $  3,193      $ 2,146
                                                               ========      =======

      -------------
      (a) Corporate overhead and interest expense are included in AVTEAM and are not allocated.

                                                                    TOTAL ASSETS
                                                            ---------------------------
      IN THOUSANDS                                          MARCH 31, 1999   DECEMBER 31, 1998
                                                            --------------   -----------------

      AVTEAM ..............................................    $136,863     $132,540
      AAFS ................................................       1,446        1,396
      M & M ...............................................      23,517       19.295
      Eliminations ........................................     (14,126)     (11,417)
                                                               --------     --------
      Consolidated ........................................    $147,700     $141,814
                                                               ========     ========

                          AVTEAM, INC. AND SUBSIDIARIES

4.       NOTES PAYABLE TO BANK

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a new Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility was used by the Company to finance the acquisition of M&M. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of March 31, 1999, the Company has drawn an aggregate of $39.45 million under the Working Capital Revolving Loan Facility and $25.0 million was drawn under the Acquisition Revolving Loan Facility. At March 31, 1999, the Company had additional availability of approximately $5.55 million under the Working Capital Revolving Loan Facility. Interest rates under the Company's Credit Agreement ranged from 7.69% to 9.25% as of March 31, 1999.

                                     PART I

FINANCIAL INFORMATION

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         AVTEAM is a global supplier of aftermarket commercial aircraft engines, engine parts and aircraft components ("Engines and Components") serving over 700 customers, including other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers ("OEMs"). The Company has historically focused on the Pratt & Whitney JT8D series of engines, which are the most widely used jet aircraft engines in the world and power approximately 33% of the world's commercial aircraft. In 1997, AVTEAM expanded its product line to include the CFM56 series of engines manufactured by CFM International and DC9 airframe parts. The CFM56 series of engines had the highest production volume of any engine series in 1998 and power nearly 40% of all single-aisle, narrow-body aircraft ordered since 1987. In 1998, the Company acquired its first widebody, DC10 aircraft which was disassembled and is being sold as airframe parts and whole CF6 engines. The Company works with its worldwide network of industry contacts to identify and evaluate Engines and Components and surplus aircraft for potential acquisition. Engines and Components are either made available for immediate resale or repaired by FAA-licensed repair facilities and then resold. Surplus aircraft are purchased for eventual disassembly and sold as parts by the Company. The Company resells Engines and Components to other aftermarket suppliers, independent repair facilities, aircraft operators and OEMs.

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. completed the acquisition of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc. ("M&M"). The Company believes that M&M was one of the largest privately held independent aircraft engine maintenance, repair and overhaul ("MRO") operations in the world. As a result of this acquisition, the Company believes that it will be able to realize synergies between its Engines and Components business and its engine MRO business, including bringing to market on a more timely basis engines and engine parts held for resale.

                          AVTEAM, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,

                                                                             --------------------------------
                                                                                 1999               1998
                                                                                 ----               ----
        Net sales......................................................          100%                100%
        Cost of sales..................................................           70                  70
                                                                             --------------     -------------
        Gross profit...................................................           30                  30
        Operating expenses.............................................           14                  13
                                                                             --------------     -------------
        Income from operations.........................................           16                  17
        Interest expense, net..........................................            5                   1
                                                                             --------------     -------------
        Income before income taxes.....................................           11                  16
        Provision (credit) for income taxes............................            4                   6
                                                                             ==============     =============
        Net income.....................................................            7%                 10%
                                                                             ==============     =============

         FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

         NET SALES. Net sales increased 123.3% to $29.3 million in 1999 from $13.1 million in 1998. This increase is primarily due to the MRO revenue of approximately $13.0 million contributed by AVTEAM Engine Repair Corp. which was acquired in December 1998. In addition, revenue from whole engine sales increased by 43.0% to $6.2 million from $4.3 million.

         GROSS PROFIT. Gross profit increased 122.7% to $8.7 million for the first quarter of 1999, compared with $3.9 million for the same period last year, and the gross profit margin for the 1999 first quarter was 29.5 percent, compared to 29.6 percent for the 1998 first quarter. Gross profit margins generated by the MRO operation was relatively consistent with the margin generated by the distribution business.

         OPERATING EXPENSES. Operating expenses increased 141.4% to $4.1 million in 1999 from $1.7 million in 1998. As a percentage of net sales, such expense increased to 13.9% in 1999 from 12.9% in 1998. The expense increase is primarily attributable to the operating expenses of AVTEAM Engine Repair Corp of $1.3 million, the amortization of goodwill of $224,000 and increased personnel expense of $350,000 resulting from additional staffing in the Florida headquarters office.

         NET INTEREST EXPENSE. Net interest expense increased significantly to $1.4 million in 1999 from $50,000 in 1998. The increased interest expense is a result of higher borrowing levels to finance the acquisition of M&M and to build inventory to its present level.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity has been from financing activities and cash flow generated by operations and, to a lesser extent, from consignment sales. During the first three months of 1999, the Company used approximately $2.2 million in operating activities. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $3.6 million in the first quarter of 1999.

                          AVTEAM, INC. AND SUBSIDIARIES

         On April 30, 1998, the Company, as borrower, and AAFS and AVTEAM Engine Repair Corp., as guarantors, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility in the maximum aggregate principal amount of up to $70.0 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and
(ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility was used by the Company to finance the M&M acquisition. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of March 31, 1999, the Company has drawn an aggregate of $39.45 million under the Working Capital Revolving Loan Facility and $25.0 million was drawn under the Acquisition Revolving Loan Facility. At March 31, 1999, the Company had additional availability of approximately $5.55 million under the Working Capital Revolving Loan Facility and no availability under the Acquisition Revolving Loan Facility.

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

                          AVTEAM, INC. AND SUBSIDIARIES

IMPACT OF YEAR 2000

         The Company believes that it has prepared its computer systems and related software to accommodate data sensitive information relating to the Year 2000. The Company expects that any additional costs related to ensuring such systems and software to be Year 2000-ready will not be material to the financial condition or results of operations of the Company. In addition, the Company is discussing with its vendors and customers the possibility of any difficulties which may affect the Company as a result of its vendors and customers ensuring that their computer systems and software are Year 2000-ready. To date, no significant concerns have been identified. However, there can be no assurance that no Year 2000-related computer operating problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers.

RISKS RELATING TO FORWARD -LOOKING STATEMENTS

         Except for the historical information contained in this report on Form 10-Q, the matters discussed in this report on Form 10-Q are "forward-looking statements" within the meaning of the federal securities law and are not guarantees of future performance. For a variety of reasons, the Company's actual results could differ materially from any forward-looking statements made in this report on Form 10-Q. Among the factors that could cause actual results to differ from predicted or expected results are the following: the Company's ability to effectively integrate acquired companies and the effects of increased indebtedness as a result of the Company's acquisitions; a decline in the demand for aftermarket aircraft engines, engine parts and airframe components, which could materially adversely affect the Company's revenues; the availability of aircraft engines, engines parts and airframe components for resale, which could hamper the Company's ability to maintain adequate levels of inventory and meet customer demand; the possibility that regulatory changes and unforeseen events could impact the Company's ability to provide products and services to its customers; existing competition from national and regional competitors and the condition of the airline industry, which could result in pricing, supply and demand, and other pressures on profitability and market share; and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission, including but not limited to the Company's annual report on Form 10-K for the year ended December, 31, 1998. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

Item 6.           Exhibits and Reports on Form 8-K

    (a)   Exhibits

     10.1 Indemnification Agreement between the Company and James McLellan effective as of December 1998.

     10.2 Employment Agreement dated as of June 1, 1998 between the Company and Mark S. Koondel.

     27.1 Financial Data Schedule for the period ended March 31, 1999


    (b)   Reports on Form 8-K

          The registrant did not file any reports on Form 8-K for the period ended March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AVTEAM, Inc.


                                    By:
                                                   /s/   DONALD A GRAW
Date:  May 17, 1999                 _______________________________________
                                    Donald A. Graw
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

                                                       /s/   MARK S. KOONDEL
Date:  May 17, 1999                 ________________________________________
                                    Mark S. Koondel
                                    Chief Financial Officer, Treasurer,
                                    and Assistant Secretary
                                    (Principal Financial and Accounting Officer)

                          AVTEAM, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT INDEX     DESCRIPTION
-------------     -----------
10.1              Indemnification Agreement between the Company and James
                  McLellan effective as of December 1998.

10.2 Employment Agreement dated as of June 1, 1998 between the Company and Mark S. Koondel.

27.1              Financial Data Schedule for the period ended March 31, 1999