Form 10-Q
period 1999-06-30
AVTEAM INC
filed 1999-08-16
CIK 1013787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1999

                             Commission File 0-20889

                                  AVTEAM, INC.
             (Exact name of Registrant as specified in its charter)

                FLORIDA                              65-0313187
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

             3230 Executive Way                        33025
              Miramar, Florida                       (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 431-2359

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       As of August 10, 1999, 11,015,739 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.

================================================================================

                                  AVTEAM, INC.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.................    1

          Condensed Consolidated Statements of Income for the Three Months and
          Six Months Ended June 30, 1999 and 1998.........................................................    2

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended

          June 30, 1999 and 1998..........................................................................    3

          Notes to Condensed Consolidated Financial Statements............................................    4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.............................................    12

Item 6.   Exhibits and Reports on Form 8-K................................................................    12

SIGNATURES ...............................................................................................    13


                          AVTEAM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.
                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         1999                 1998
                                                                                    ----------------    -----------------
                                        ASSETS                                        (UNAUDITED)
Current assets:
       Cash and cash equivalents.................................................... $        1,822      $         1,745
       Trade accounts receivable, net...............................................         21,046               12,823
       Inventory....................................................................         77,549               84,057
       Prepaid expenses.............................................................          1,127                1,382
       Deposits.....................................................................          1,562                  935
       Deferred tax asset...........................................................             65                  427
                                                                                    ----------------    -----------------
Total current assets................................................................        103,171              101,369

Revenue producing equipment, at cost................................................         14,552                9,284
       Accumulated depreciation.....................................................         (1,206)                (705)
                                                                                    ----------------    -----------------
                                                                                             13,346                8,579
Property and equipment, at cost.....................................................          6,414                5,602
       Accumulated depreciation.....................................................         (1,774)              (1,169)
                                                                                    ----------------    -----------------
                                                                                              4,640                4,433

Goodwill, net.......................................................................         26,283               26,739

Other assets........................................................................            743                  694
                                                                                    ----------------    -----------------
         Total assets...............................................................        148,183              141,814
                                                                                    ================    =================
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable to bank........................................................ $       64,350      $        60,800
       Accounts payable.............................................................         12,903               12,280
       Accrued expenses.............................................................          2,437                3,016
       Customer deposits............................................................          1,066                2,513
       Current portion of notes payable-lease financing.............................            338                  318
       Current portion of capital lease obligations.................................            112                  106
                                                                                    ----------------    -----------------

Total current liabilities...........................................................         81,206               79,033

Notes payable - lease financing.....................................................          3,245                3,348
Capital lease obligations, net of current portion...................................            103                   81

Commitments and contingencies

Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares authorized,
             no shares issued or outstanding .......................................             --                   --
       Class A Common Stock, $.01 par value, 77,000,000 shares authorized,
             11,015,739 shares issued and outstanding...............................            110                  110
       Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
             shares issued and outstanding..........................................              4                    4
       Additional paid-in capital...................................................         49,177               49,177
       Retained earnings............................................................         14,338               10,061
                                                                                    ----------------    -----------------
            Total shareholders' equity..............................................         63,629               59,352
                                                                                    ----------------    -----------------
            Total liabilities and shareholders' equity.............................. $      148,183      $       141,814
                                                                                    ================    =================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                   -------------------------------   -------------------------------
                                                                        1999             1998            1999             1998
                                                                        ----             ----            ----             ----
                                                                             (UNAUDITED)                      (UNAUDITED)
Net sales ......................................................... $     35,488      $    21,100     $     64,780     $     34,217
Cost of sales......................................................       26,212           15,772           46,852           25,004
                                                                   --------------    -------------   --------------   --------------

Gross profit.......................................................        9,276            5,328           17,928            9,213
Operating expenses.................................................        4,150            2,321            8,228            4,010
                                                                   --------------    -------------   --------------   --------------

Income from operations.............................................        5,126            3,007            9,700            5,203
Interest expense, net..............................................        1,545              259            2,926              309
                                                                   --------------    -------------   --------------   --------------

Income before provision (credit) for income taxes..................        3,581            2,748            6,774            4,894

Provision (credit) for income taxes:
         Current...................................................        1,198            1,119            2,135            1,937
         Deferred..................................................          130             (107)             362             (131)
                                                                   --------------    -------------   --------------   --------------
                                                                           1,328            1,012            2,497            1,806
                                                                   --------------    -------------   --------------   --------------
Net income......................................................... $      2,253      $     1,736     $      4,277     $      3,088
                                                                   ==============    =============   ==============   ==============

Net income per common share - basic................................ $       0.20      $      0.16     $       0.37     $       0.28
                                                                   ==============    =============   ==============   ==============

Weighted average number of common shares outstanding -
basic........................                                         11,455,383       11,105,383       11,455,383       11,105,383
                                                                   ==============    =============   ==============   ==============

Net income per common equivalent share - diluted................... $       0.20      $      0.16     $       0.37     $       0.28
                                                                   ==============    =============   ==============   ==============

Weighted average number of common equivalent shares
outstanding - diluted..............................................   11,493,352       11,143,113       11,487,117       11,139,387
                                                                   ==============    =============   ==============   ==============

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                  -------------------------------------
                                                                                          1999                 1998
                                                                                          ----                 ----
                                                                                                 (UNAUDITED)
   OPERATING ACTIVITIES
   Net income..................................................................... $        4,277       $        3,088
   Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
             Depreciation and amortization........................................          1,565                  796
             Bad debt expense.....................................................            128                  (46)
             Deferred tax expense (credit)........................................            362                 (131)
             Changes in operating assets and liabilities:
                    Trade accounts receivable.....................................         (8,351)              (1,015)
                    Inventory.....................................................          6,508              (33,041)
                    Prepaid expenses and deposits.................................           (372)              (5,543)
                    Other assets..................................................            (49)                 237
                    Accounts payable..............................................            623                3,894
                    Accrued expenses/customer deposits............................         (2,026)                  38
                                                                                  ----------------     ----------------
                             Net cash provided by (used in) operating activities..          2,665              (31,723)

   INVESTING ACTIVITIES
   Purchases of revenue producing equipment.......................................         (5,990)              (8,100)
   Purchases of property and equipment............................................           (812)                (878)
   Net proceeds from sale of revenue producing equipment..........................            709                4,785
   Other..........................................................................             10                   --
                                                                                  ----------------     ----------------
                             Net cash used in investing activities................         (6,083)              (4,193)

   FINANCING ACTIVITIES
   Payments on capital leases.....................................................            (60)                 (61)
   Net proceeds from capital leases...............................................             88                   --
   Net payments on notes payable..................................................            (83)              (2,489)
   Net proceeds from notes payable financing......................................             --                2,147
   Net proceeds from short-term line of credit....................................          3,550               19,000
                                                                                  ----------------     ----------------
                            Net cash provided by financing activities.............          3,495               18,597
                                                                                  ----------------     ----------------
                            Net increase (decrease) in cash and cash equivalents..             77              (17,319)
                            Cash and cash equivalents at beginning of period......          1,745               18,676
                                                                                  ----------------     ----------------
                            Cash and cash equivalents at end of period............ $        1,822       $        1,357
                                                                                  ================     ================

   SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid.................................................................. $        2,811       $          389
                                                                                  ================     ================
   Income taxes paid.............................................................. $        1,985       $          857
                                                                                  ================     ================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1.  GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.       BUSINESS

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. On December 15, 1998, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Engine Repair Corp., a Florida corporation, completed its acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc., a Florida corporation, an FAA licensed aircraft engine maintenance, repair and overhaul facility. The accompanying consolidated financial statements as of June 30, 1999 and for the three month and six month periods then ended include the accounts of AVTEAM, Inc., AVTEAM Engine Repair Corp. ("M&M") and AAFS, collectively (the "Company") after elimination of intercompany accounts and transactions.

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

                          AVTEAM, INC. AND SUBSIDIARIES

         M&M's inventories are valued at the lower of cost or market, based on the specific identification method and by the first-in, first-out method. Parts received as a result of a customer exchange are valued at the lower of cost or market based on the relationship of the historical cost of similar parts and estimated sales price.

         Inventory consists of the following:

                                                                              AS OF
                                                        ---------------------------------------------------
               IN THOUSANDS                                   JUNE 30, 1999              DECEMBER 31, 1998
                                                              -------------              -----------------
               Parts, Whole Engines & Aircraft             $              74,308      $             79,897
               Work in Process                                             3,073                     3,924
               Other                                                         168                       236
                                                          -----------------------    ----------------------
                                                           $              77,549      $             84,057
                                                          =======================    ======================

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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. For the six months ended June 30, 1999, accounts payable totaling approximately $1,996,000 were offset against accounts receivable.

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

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of assets acquired and is amortized on the straight-line basis over 30 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the carrying value will be adjusted accordingly. At June 30, 1999, accumulated amortization of goodwill was approximately $483,000.

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

                          AVTEAM, INC. AND SUBSIDIARIES

NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income and net income per share:

                                                                 THREE MONTHS                           SIX MONTHS
                                                                ENDED JUNE 30,                        ENDED JUNE 30,
                                                           1999                1998               1999                1998
                                                           ----                ----               ----                ----
                                                                  (UNAUDITED)                            (UNAUDITED)
  Numerator:
         Net income ..........................         $    2,253,000      $   1,736,000      $    4,277,000      $   3,088,000
                                                      ----------------    ---------------    ----------------    ---------------
  Denominator:
         Denominator for basic net income
         per share-weighted average shares....             11,455,383         11,105,383          11,455,383         11,105,383
                                                      ----------------    ---------------    ----------------    ---------------
  Effect of dilutive securities
         Employee stock options...............                 37,969             37,730              31,734             34,004
                                                      ----------------    ---------------    ----------------    ---------------
  Dilutive potential common shares                             37,969             37,730              31,734             34,004
                                                      ----------------    ---------------    ----------------    ---------------
         Denominator for diluted earnings per
         share - adjusted weighted - average
         shares and assumed conversions.......             11,493,352         11,143,113          11,487,117         11,139,387
                                                      ================    ===============    ================    ===============
  Net income per common share - basic.........         $         0.20      $        0.16      $         0.37      $        0.28
                                                      ================    ===============    ================    ===============
  Net income per common share - diluted.......         $         0.20      $        0.16      $         0.37      $        0.28
                                                      ================    ===============    ================    ===============

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

SEGMENT FINANCIAL DATA

       The Company operates in various segments of the aviation services industry. The Company's operations have been aggregated primarily on the basis of products or services into three reportable segments:

       AVTEAM sells whole engines, whole aircraft, engine parts and airframe components. Also, AVTEAM leases whole engines and whole aircraft.

       AVTEAM Aviation Field Services (AAFS) provides on-wing maintenance and repairs including hush-kit installation and engine borescoping.

       AVTEAM Engine Repair Corp. (d/b/a M&M Aircraft Services) performs maintenance, repair and overhaul services for certain aircraft engines and repairs engine components.

       The Company evaluates performance based on several factors, of which income before provision for income taxes is the primary financial measure. The following tables present the Company's operating segment information:

                          AVTEAM, INC. AND SUBSIDIARIES

                                      TOTAL REVENUES                                   TOTAL REVENUES
                                THREE MONTHS ENDED JUNE 30                        SIX MONTHS ENDED JUNE 30
                                --------------------------                        ------------------------
   IN THOUSANDS                 1999                  1998                        1999                1998
                                ----                  ----                        ----                ----
   AVTEAM                $            24,368      $           20,828      $           41,406       $           33,297
   AAFS                                1,805                     656                   2,945                    1,461
   M & M                              12,178                      --                  25,821                       --
   Eliminations                       (2,863)                   (384)                 (5,392)                    (541)
                        ---------------------    --------------------    --------------------     --------------------
   Consolidated          $            35,488      $           21,100      $           64,780       $           34,217
                        =====================    ====================    ====================     ====================

                                  INCOME BEFORE PROVISION                         INCOME BEFORE PROVISION
                                     FOR INCOME TAXES                                 FOR INCOME TAXES

                                THREE MONTHS ENDED JUNE 30                        SIX MONTHS ENDED JUNE 30
                                --------------------------                        ------------------------
   IN THOUSANDS                 1999                  1998                        1999                1998
                                ----                  ----                        ----                ----
   AVTEAM (a)            $             1,529      $            2,796      $            2,358       $            4,824
   AAFS                                  427                     (48)                    543                       70
   M & M                               2,030                      --                   4,555                       --
   Eliminations                         (405)                     --                    (682)                      --
                        ---------------------    --------------------    --------------------     --------------------
   Consolidated          $             3,581      $            2,748      $            6,774        $           4,894
                        =====================   ====================      ====================    ====================

   (a) CORPORATE OVERHEAD AND INTEREST EXPENSE ARE included in
       AVTEAM AND ARE NOT ALLOCATED.

                                              TOTAL ASSETS
   IN THOUSANDS                  JUNE 30, 1999            DECEMBER 31, 1998
                                 -------------            -----------------
   AVTEAM                     $            136,987       $            132,540
   AAFS                                      1,779                      1,396
   M & M                                    24,652                     19,295
   Eliminations                            (15,235)                   (11,417)
                             ----------------------     ----------------------
   Consolidated              $             148,183       $            141,814
                             ======================     ======================

4.  NOTES PAYABLE TO BANK

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a new Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility was used by the Company to finance the acquisition of M&M. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of June 30, 1999, the Company has drawn an aggregate of $39.35 million under the Working Capital Revolving Loan Facility and $25.0 million was drawn under the Acquisition Revolving

                          AVTEAM, INC. AND SUBSIDIARIES

Loan Facility. At June 30, 1999, the Company had additional availability of approximately $5.65 million under the Working Capital Revolving Loan Facility. Interest rates under the Company's Credit Agreement ranged from 7.53% to 8.75% as of June 30, 1999.

FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         AVTEAM is a global supplier of aftermarket commercial aircraft engines, engine parts and aircraft components ("Engines and Components") serving over 700 customers, including other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers ("OEMs"). The Company has historically focused on the Pratt & Whitney JT8D series of engines, which are the most widely used jet aircraft engines in the world and power approximately 33% of the world's commercial aircraft. In 1997, AVTEAM expanded its product line to include the CFM56 series of engines manufactured by CFM International and DC-9 airframe parts. The CFM56 series of engines had the highest production volume of any engine series in 1998 and power nearly 40% of all single-aisle, narrow-body aircraft ordered since 1987. In 1998, the Company acquired its first wide-body DC-10 aircraft which was disassembled and is being sold as airframe parts and whole CF6 engines. The Company works with its worldwide network of industry contacts to identify and evaluate Engines and Components and surplus aircraft for potential acquisition. Engines and Components are either made available for immediate resale or repaired by FAA-licensed repair facilities and then resold. Surplus aircraft are purchased for eventual disassembly and sold as parts by the Company. The Company resells Engines and Components to other aftermarket suppliers, independent repair facilities, aircraft operators and OEMs.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                                                  THREE MONTHS                 SIX MONTHS
                                                                 ENDED JUNE 30,              ENDED JUNE 30,
                                                              1999          1998           1999            1998
                                                              ----          ----           ----            ----
        Net sales....................................          100%           100%          100%            100%
        Cost of sales................................           74             75            72              73
                                                         -----------    ----------    ------------    -----------
        Gross profit.................................           26             25            28              27
        Operating expenses...........................           12             11            13              12
                                                         -----------    ----------    ------------    -----------
        Income from operations.......................           14             14            15              15
        Interest expense, net........................            4              1             4               1
                                                         -----------    ----------    ------------    -----------
        Income before income taxes...................           10             13            11              14
        Provision (credit) for income taxes..........            4              5             4               5
                                                         -----------    ----------    ------------    -----------
        Net income...................................            6%             8%            7%              9%
                                                         ===========    ==========    ============    ===========

                          AVTEAM, INC. AND SUBSIDIARIES

                 THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999
        COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales increased 68.2% to $35.5 million for the second quarter of 1999 from $21.1 million for the second quarter of 1998. For the first six months of 1999, net sales increased 89.3% to $64.8 million from $34.2 million for the first six months of 1998. This increase is primarily due to the MRO revenue of approximately $11.5 million for the second quarter of 1999 and approximately $24.6 million for the first six months, contributed by AVTEAM Engine Repair Corp., which was acquired in December 1998. In addition, revenue from whole engine sales increased by 24.1% to $11.3 million for the second quarter of 1999 from $9.1 million for the second quarter of 1998. For the first six months of 1999, revenue from whole engine sales increased 32.1% to $17.7 million from $13.4 million for the first six months of 1998.

         GROSS PROFIT. Gross profit increased 74.1% to $9.3 million for the second quarter of 1999 from $5.3 million for the second quarter of 1998. For the first six months of 1999, gross profit increased 94.6% to $17.9 million from $9.2 million for the first six months of 1998. Gross margin increased to 26.1% for the second quarter of 1999 from 25.3% for the second quarter of 1998. Gross margin increased to 27.7% for the first six months of 1999 from 26.9% for the first six months of 1998. Such changes in gross margin were caused by a change in product mix within the distribution business. Gross profit margin generated by the MRO operation was relatively consistent with the margin generated by the distribution business.

         OPERATING EXPENSES. Operating expenses increased 78.8% to $4.2 million for the second quarter of 1999 from $2.3 million for the second quarter of 1998. For the first six months of 1999, operating expenses increased 105.2% to $8.2 million from $4.0 million for the first six months of 1998. As a percentage of net sales, such expense increased to 11.7% in the second quarter of 1999 from 11.0% for the second quarter of 1998. As a percentage of net sales such expense increased to 12.7% in the first six months of 1999 from 11.7% in the first six months of 1998. The expense increase is primarily attributable to the operating expenses of AVTEAM Engine Repair Corp of $2.7 million and $1.3 million for the six month and three month periods ended June 30,1999 respectively, the amortization of goodwill of $446,000 and $222,000 for the six month and three month periods ended June 30,1999 respectively and increased personnel expense resulting from additional staffing in the Florida headquarters office.

         NET INTEREST EXPENSE. Net interest expense increased significantly to $1.5 million for the second quarter of 1999 from $259,000 for the second quarter of 1998. For the first six months of 1999, net interest expense increased to $2.9 million from $309,000 for the six months of 1998. For the second quarter of 1999, net interest expense as a percentage of net sales increased to 4.4% from 1.2% of net sales for the second quarter of 1998. For the first six months of 1999, net interest expense as a percentage of net sales increased to 4.5% from 0.9% of net sales for the first six months of 1998. The increased interest expense is a result of higher borrowing levels to finance the acquisition of M&M and for general working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity has been from financing activities and cash flow generated by operations. During the first six months of 1999, the operating activities of the Company provided approximately $2.7 million in cash. This increase primarily resulted from net income of approximately $4.3 million and a decrease in inventory of approximately $6.5 million offset by an increase in accounts receivable of approximately $8.4 million. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $3.5 million in the second quarter of 1999.

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

                          AVTEAM, INC. AND SUBSIDIARIES

The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company,
(iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of June 30, 1999, the Company has drawn an aggregate of $39.4 million under the Working Capital Revolving Loan Facility and $25.0 million was drawn under the Acquisition Revolving Loan Facility. At June 30, 1999, the Company had additional availability of approximately $5.6 million under the Working Capital Revolving Loan Facility and no availability under the Acquisition Revolving Loan Facility.

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

         On May 17, 1999, the Company announced that it retained Credit Suisse First Boston to assist the Company in exploring possible alternatives to improve shareholder value. A range of possible transactions that may include a sale, recapitalization, refinancing, and establishment of strategic relationships with other companies will be examined. As of June 30, 1999, no decisions as to which transaction will be consummated have been made. Until additional capital is provided, AVTEAM may forego the purchase of certain aircraft engines, engine parts and airframe material for resale. As a result, its business, financial condition and results of operations could be materially adversely affected during such period.

SEASONALITY

         The Company believes that demand for Engines and Components is seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft engines are removed from service during the summer months due to the failure of those particular aircraft engines to comply with exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. In addition, the timing of whole aircraft engines sold, which have a substantially greater purchase price than the installed parts and components, may cause significant fluctuations in the Company's quarterly operating results. The Company has in the past and may in the future experience substantial quarterly fluctuations in sales as a result of these seasonal effects and the timing of whole engine sales.

IMPACT OF YEAR 2000

         The Company believes that it has prepared its computer systems and related software to accommodate data sensitive information relating to the Year 2000. The Company expects that any additional costs related to ensuring such systems and software to be Year 2000-ready will not be material to the financial condition or results of operations of the Company. In addition, the Company is discussing with its vendors and customers the possibility of any difficulties that may affect the Company as a result of its vendors and customers ensuring that their computer systems and software are Year 2000-ready. To date, no significant concerns have been identified. However, there can be no assurance that no Year 2000-related computer operating problems or expenses will arise with the Company's computer systems and software or in the computer systems and software of the Company's vendors and customers.

                          AVTEAM, INC. AND SUBSIDIARIES

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

PART II  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders of the Company held on May 20, 1999, Donald Graw, Jaime Levy, Richard Preston, Sandy Miller, James McLellan and Eugene P. Lynch were re-elected as directors of the Company each to serve for one-year terms. Votes cast for each of the directors were 9,336,927 and votes withheld for each of the directors were 7,600. Also at the annual meeting an amendment to the AVTEAM 1996 Stock Option Plan which increased the number of shares of Class A Common Stock available for issuance was ratified. Total votes cast for the amendment to the AVTEAM 1996 Stock Option Plan were 7,057,901. Votes cast against the amendment were 2,282,526 and there were 4,100 abstentions. In addition, at the annual meeting, the AVTEAM 1999 Non-Employees Directors Stock Option Plan was adopted. Total vote cast for the Non-Employee Directors Stock Option Plan were 9,302,216, votes cast against the amendment were 40,512 and there were 1,800 abstentions. The last item at the meeting was the proposal to ratify the selection of Ernst & Young LLP as independent accountants of the Company for 1999, which was approved. Total votes cast for the selection of Ernst & Young LLP as independent accountants of the Company for 1999 were 9,337,328, votes cast against the selection of Ernst & Young LLP as independent accountants of the Company for 1999 were 6,700 and there were 500 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

     EXHIBIT NUMBER        DESCRIPTION
     --------------        -----------

          27.1             Financial Data Schedule for the period ended
                           June 30, 1999

   (b)    Reports on Form 8-K

         The Company did not file any reports on Form 8-K for the period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, AVTEAM, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AVTEAM, Inc.


Date:  August  16, 1999            By:  /s/   DONALD A. GRAW
                                      ---------------------------------------
                                        Donald A. Graw
                                        Chairman, President and Chief Executive
                                        Officer


Date:  August  16, 1999            By:  /s/   MARK S. KOONDEL
                                      ---------------------------------------
                                        Mark S. Koondel
                                        Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit Number       Description
--------------       -----------
    27.1             Financial Data Schedule for the period ended June 30, 1999