Form 10-Q
period 1999-09-30
AVTEAM INC
filed 1999-11-15
CIK 1013787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

         As of November 10, 1999, 10,996,176 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.

================================================================================

                          AVTEAM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         as of September 30, 1999 and December 31, 1998.....................  1

         Condensed Consolidated Statements of Income
         for the Three Months and Nine Months Ended
         September 30, 1999 and 1998........................................  2

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1999 and 1998..............  3

         Notes to Condensed Consolidated Financial Statements...............  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  9


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................  12

SIGNATURES..................................................................  13

                          AVTEAM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                    1999                 1998
                                                                -------------         ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents...........................       $  1,479              $  1,745
       Trade accounts receivable, net......................         25,342                12,823
       Inventory...........................................         76,823                84,057
       Prepaid expenses....................................          1,342                 1,382
       Deposits............................................          1,215                   935
       Deferred tax asset..................................             --                   427
                                                                  --------              --------

Total current assets.......................................        106,201               101,369

Revenue producing equipment, at cost.......................         14,508                 9,284
       Accumulated depreciation............................         (1,512)                 (705)
                                                                  --------              --------
                                                                    12,996                 8,579

Property and equipment, at cost............................          6,581                 5,602
       Accumulated depreciation............................         (2,073)               (1,169)
                                                                  --------              --------
                                                                     4,508                 4,433
Goodwill, net..............................................         25,920                26,739
Other assets...............................................          1,386                   694
                                                                  --------              --------
         Total assets......................................       $151,011              $141,814
                                                                  ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Notes payable to bank...............................       $ 63,350              $ 60,800
       Accounts payable....................................         11,589                12,280
       Accrued expenses....................................          2,781                 3,016
       Customer deposits...................................          3,408                 2,513
       Current portion of notes payable-lease financing....            343                   318
       Current portion of capital lease obligations........            131                   106
                                                                  --------              --------

Total current liabilities..................................         81,602                79,033

Notes payable - lease financing............................          3,116                 3,348
Capital lease obligations, net of current portion..........            147                    81
Deferred tax liability.....................................            369                    --

Commitments and contingencies

Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares
             authorized, no shares issued or outstanding...             --                    --
       Class A Common Stock, $.01 par value,
             77,000,000 shares authorized,
             10,996,176 shares issued and outstanding......            110                   110
       Class B Common Stock, $.01 par value,
             3,000,000 shares authorized, 439,644
             shares issued and outstanding.................              4                     4
       Additional paid-in capital..........................         49,080                49,177
       Retained earnings...................................         16,583                10,061
                                                                  --------              --------
            Total shareholders' equity.....................         65,777                59,352
                                                                  --------              --------
            Total liabilities and shareholders' equity.....       $151,011              $141,814
                                                                  ========              ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                             ----------------------------       ----------------------------
                                                1999             1998              1999              1998
                                             -----------      -----------       -----------      -----------
                                                     (UNAUDITED)                        (UNAUDITED)
Net sales .................................  $    30,835      $    14,765       $    95,615      $    48,982
Cost of sales..............................       21,655           10,471            68,507           35,475
                                             -----------      -----------       -----------      -----------

Gross profit...............................        9,180            4,294            27,108           13,507
Operating expenses.........................        4,358            2,098            12,586            6,108
                                             -----------      -----------       -----------      -----------

Income from operations.....................        4,822            2,196            14,522            7,399
Interest expense, net......................        1,300              507             4,226              816
                                             -----------      -----------       -----------      -----------
Income before provision
(credit) for income taxes..................        3,522            1,689            10,296            6,583

Provision (credit) for income taxes:
         Current...........................          843              581             2,978            2,518
         Deferred..........................          434               50               796              (81)
                                             -----------      -----------       -----------      -----------
                                                   1,277              631             3,774            2,437
                                             -----------      -----------       -----------      -----------

Net income.................................  $     2,245      $     1,058       $     6,522      $     4,146
                                             ===========      ===========       ===========      ===========

Net income per common share - basic........  $      0.20      $      0.10       $      0.57      $      0.37
                                             ===========      ===========       ===========      ===========
Weighted average number of
common equivalent shares
outstanding - basic........................   11,446,452       11,105,383        11,452,373       11,105,383
                                             ===========      ===========       ===========      ===========
Net income per common equivalent
share - diluted............................  $      0.20      $      0.10       $      0.57      $      0.37
                                             ===========      ===========       ===========      ===========
Weighted average number of
common equivalent shares
outstanding - diluted......................   11,509,730       11,115,969        11,498,727       11,135,447
                                             ===========      ===========       ===========      ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     ----------------------------
                                                                       1999                1998
                                                                     --------            --------
                                                                             (UNAUDITED)
OPERATING ACTIVITIES
Net income.......................................................    $  6,522            $  4,146
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
          Depreciation and amortization..........................       2,414               1,242
          Bad debt expense.......................................         172                 (14)
          Deferred tax expense (credit)..........................         796                 (81)
          Changes in operating assets and liabilities:
                 Trade accounts receivable.......................     (12,691)             (3,711)
                 Inventory.......................................       7,234             (44,306)
                 Prepaid expenses and deposits...................        (240)             (2,122)
                 Other assets....................................        (692)                230
                 Accounts payable................................        (691)              5,527
                 Accrued expenses and customer deposits..........         660                 (24)
                                                                     --------            --------
                          Net cash provided by (used in)
                               operating activities..............       3,484             (39,113)
INVESTING ACTIVITIES
Purchases of revenue producing equipment.........................      (6,396)             (8,039)
Purchases of property and equipment..............................        (987)             (1,231)
Net proceeds from sale of revenue producing equipment............       1,143               4,785
Other............................................................          56                  --
                                                                     --------            --------
                          Net cash used in investing activities..      (6,184)             (4,485)
FINANCING ACTIVITIES
Payments on capital leases.......................................        (102)                (93)
Net proceeds from capital leases.................................         193                  --
Net payments on notes payable....................................        (207)             (2,563)
Net proceeds from notes payable financing........................          --               2,147
Net proceeds from short-term line of credit......................       2,550              26,500
                                                                     --------            --------
                         Net cash provided by
                             financing activities................       2,434              25,991
                                                                     --------            --------
                         Net decrease in cash and
                             cash equivalents....................        (266)            (17,607)

                         Cash and cash equivalents
                             at beginning of period..............       1,745              18,676
                                                                     --------            --------
                         Cash and cash equivalents
                             at end of period....................    $  1,479            $  1,069
                                                                     ========            ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid....................................................    $  3,900            $    868
                                                                     ========            ========
Income taxes paid................................................    $  3,214            $  2,532
                                                                     ========            ========
Shares released from escrow in connection with
    investment in M&M Aircraft Services..........................    $     97            $     --
                                                                     ========            ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          AVTEAM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

1.       GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.       BUSINESS

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. On December 15, 1998, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Engine Repair Corp., a Florida corporation, completed its acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc., a Florida corporation, an FAA licensed aircraft engine maintenance, repair and overhaul facility. The accompanying consolidated financial statements as of September 30, 1999 and for the three month and nine month periods then ended include the accounts of AVTEAM, Inc., AVTEAM Engine Repair Corp. ("M&M") and AAFS, collectively (the "Company") after elimination of intercompany accounts and transactions.

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

                          AVTEAM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)

         M&M's inventories are valued at the lower of cost or market, based on the specific identification method and by the first-in, first-out method. Parts received as a result of a customer exchange are valued at the lower of cost or market based on the relationship of the historical cost of similar parts and estimated sales price.

         Inventory consists of the following:

                                                              AS OF
                                            -------------------------------------------
         IN THOUSANDS                       SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                            ------------------        -----------------
         Parts, Whole Engines & Aircraft....    $73,990                   $79,897
         Work in Process....................      2,694                     3,924
         Other..............................        179                       236
                                                -------                   -------
                                                $76,823                   $84,057
                                                =======                   =======

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

         Revenues from engine overhaul and repair services are recognized at the time of performance test acceptance of engines and/or completion of services.

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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. For the nine months ended September 30, 1999, accounts payable totaling approximately $1,266,000 were offset against accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment..............     3-7   years
         Warehouse and transport equipment...........     5-7   years
         Leasehold improvements......................     3-10  years

                          AVTEAM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)

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

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of assets acquired and is amortized on the straight-line basis over 30 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the carrying value will be adjusted accordingly. At September 30, 1999, accumulated amortization of goodwill was approximately $703,000.

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

                          AVTEAM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income and net income per share:

                                                                   THREE MONTHS                            NINE MONTHS
                                                                ENDED SEPTEMBER 30,                    ENDED SEPTEMBER 30,
                                                          ------------------------------         ------------------------------
                                                             1999               1998                1999                1998
                                                           -----------        -----------         -----------        -----------
                                                                     (UNAUDITED)                            (UNAUDITED)
  Numerator:
         Net income ..........................            $ 2,245,000        $ 1,058,000         $ 6,522,000        $ 4,146,000
                                                          ===========        ===========         ===========        ===========
  Denominator:
         Denominator for basic net income
         per share-weighted average shares....             11,446,452         11,105,383          11,452,373         11,105,383
                                                          -----------        -----------         -----------        -----------
  Effect of dilutive securities
         Employee stock options...............                 63,278             10,586              46,354             30,064
                                                          -----------        -----------         -----------        -----------
  Dilutive potential common shares                             63,278             10,586              46,354             30,064
                                                          -----------        -----------         -----------        -----------
         Denominator for diluted earnings per
         share - adjusted weighted average
         shares and assumed conversions.......             11,509,730         11,115,969          11,498,727         11,135,447
                                                          ===========        ===========         ===========        ===========
  Net income per common share - basic.........            $      0.20        $      0.10         $      0.57        $      0.37
                                                          ===========        ===========         ===========        ===========
  Net income per common share - diluted.......            $      0.20        $      0.10         $      0.57        $      0.37
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

                          AVTEAM, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           TOTAL REVENUES                      TOTAL REVENUES
                   THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                   -------------------------------      ------------------------------
   IN THOUSANDS         1999              1998             1999                1998
                     ----------        ----------       ----------          ----------
   AVTEAM            $   21,308        $   14,264       $   62,714          $   47,561
   AAFS                   1,141               813            4,086               2,274
   M & M                 13,007                --           38,828                  --
   Eliminations          (4,621)             (312)         (10,013)               (853)
                     ----------        ----------       ----------          ----------
   Consolidated      $   30,835        $   14,765       $   95,615          $   48,982
                     ==========        ==========       ==========          ==========

                       INCOME BEFORE PROVISION             INCOME BEFORE PROVISION
                           FOR INCOME TAXES                    FOR INCOME TAXES
                   THREE MONTHS ENDED SEPTEMBER 30      NINE MONTHS ENDED SEPTEMBER 30
                   -------------------------------      ------------------------------
   IN THOUSANDS         1999              1998             1999                1998
                     ----------        ----------       ----------          ----------
   AVTEAM(a)         $    1,229        $    1,590       $    3,587          $    6,414
   AAFS                      98                99              641                 169
   M & M                  2,598                --            7,153                  --
   Eliminations            (403)               --           (1,085)                 --
                     ----------        ----------       ----------          ----------
   Consolidated      $    3,522        $    1,689       $   10,296          $    6,583
                     ==========        ==========       ==========          ==========

------------
(a) CORPORATE OVERHEAD AND INTEREST EXPENSE ARE included in AVTEAM AND ARE NOT ALLOCATED.

                                                   TOTAL ASSETS
                                    -------------------------------------------
                  IN THOUSANDS      SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                    ------------------        -----------------
                  AVTEAM                  $137,519                 $132,540
                  AAFS                       1,562                    1,396
                  M & M                     27,873                   19,295
                  Eliminations             (15,943)                 (11,417)
                                          --------                 --------
                  Consolidated            $151,011                 $141,814
                                          ========                 ========

4.       NOTES PAYABLE TO BANK

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a new Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility was used by the Company to finance the acquisition of M&M. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of September 30, 1999, the Company has drawn an aggregate of $38.35 million under the Working Capital Revolving Loan Facility and $25.0 million was drawn under the Acquisition Revolving Loan Facility. At September 30, 1999, the Company had additional availability of approximately $6.65 million under the Working Capital Revolving Loan Facility. Interest rates under the Company's Credit Agreement ranged from 7.81% to 9.25% as of September 30, 1999.

                          AVTEAM, INC. AND SUBSIDIARIES

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

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. completed the acquisition of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc. ("M&M"). The Company believes that M&M was one of the largest privately held independent aircraft engine maintenance, repair and overhaul ("MRO") operations in the world. As a result of this acquisition, the Company has begun to realize synergies between its Engines and Components business and its engine MRO business, including bringing to market on a more timely basis engines and engine parts held for resale.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                                 THREE MONTHS                NINE MONTHS
                                              ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                              -------------------        -------------------
                                               1999         1998          1999         1998
                                               ----         ----          ----         ----
        Net sales.........................     100%         100%          100%         100%
        Cost of sales.....................      70           71            72           73
                                               ---          ---           ---          ---
        Gross profit......................      30           29            28           27
        Operating expenses................      14           14            13           12
                                               ---          ---           ---          ---
        Income from operations............      16           15            15           15
        Interest expense, net.............       5            4             4            2
                                               ---          ---           ---          ---
        Income before income taxes........      11           11            11           13
        Provision for income taxes........       4            4             4            5
                                               ---          ---           ---          ---
        Net income........................       7%           7%            7%           8%
                                               ===          ===           ===          ===

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales increased 108.8% to $30.8 million for the third quarter of 1999 from $14.8 million for the third quarter of 1998. For the first nine months of 1999, net sales increased 95.2% to $95.6 million from $49.0 million for the first nine months of 1998. This increase is primarily due to the MRO revenue of approximately $12.4 million for the third quarter of 1999 and approximately $37.0 million for the first nine months, contributed by AVTEAM Engine Repair Corp., which was acquired in December 1998. In addition, revenue from whole engine sales increased by 40.0% to $5.6 million for the third quarter of 1999 from $4.0 million for the third quarter of 1998. For the first nine months of 1999, revenue from whole engine sales increased 33.9% to $23.3 million from $17.4 million for the first nine months of 1998. Component sales also increased for the quarter and for the year to date.

                          AVTEAM, INC. AND SUBSIDIARIES

         GROSS PROFIT. Gross profit increased 113.8% to $9.2 million for the third quarter of 1999 from $4.3 million for the third quarter of 1998. For the first nine months of 1999, gross profit increased 100.7% to $27.1 million from $13.5 million for the first nine months of 1998. Gross margin increased to 29.8% for the third quarter of 1999 from 29.1% for the third quarter of 1998. Gross margin increased to 28.4% for the first nine months of 1999 from 27.6% for the first nine months of 1998. Such changes in gross margin were caused by a change in product mix within the distribution business. Gross margin generated by the MRO operation was slightly higher than the gross margin generated by the distribution business.

         OPERATING EXPENSES. Operating expenses increased 107.7% to $4.4 million for the third quarter of 1999 from $2.1 million for the third quarter of 1998. For the first nine months of 1999, operating expenses increased 106.1% to $12.6 million from $6.1 million for the first nine months of 1998. As a percentage of net sales, such expense decreased to 14.1% in the third quarter of 1999 from 14.2% for the third quarter of 1998. As a percentage of net sales, such expense increased to 13.2% in the first nine months of 1999 from 12.5% in the first nine months of 1998. The expense increase is primarily attributable to the operating expenses of AVTEAM Engine Repair Corp of $3.8 million and $1.1 million, the amortization of goodwill of $666,000 and $220,000 for the nine month and three month periods ended September 30,1999 respectively, as well as, increased personnel expense resulting from additional staffing in the Florida headquarters office and increased professional fees.

         NET INTEREST EXPENSE. Net interest expense increased significantly to $1.3 million for the third quarter of 1999 from $507,000 for the third quarter of 1998. For the first nine months of 1999, net interest expense increased to $4.2 million from $816,000 for the nine months of 1998. For the third quarter of 1999, net interest expense as a percentage of net sales increased to 4.2% from 3.4% of net sales for the third quarter of 1998. For the first nine months of 1999, net interest expense as a percentage of net sales increased to 4.4% from 1.7% of net sales for the first nine months of 1998. The increased interest expense is a result of higher borrowing levels to finance the acquisition of M&M and for general working capital purposes.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity has been from financing activities and cash flow generated by operations. During the first nine months of 1999, the operating activities of the Company provided approximately $3.5 million in cash. This increase primarily resulted from net income net of non-cash expenses of approximately $9.9 million and a decrease in inventory of approximately $7.2 million offset by an increase in accounts receivable of approximately $12.7 million. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $2.4 million during the first nine months of 1999.

         On April 30, 1998, the Company, as borrower, and AAFS and AVTEAM Engine Repair Corp., as guarantors, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility in the maximum aggregate principal amount of up to $70.0 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and
(ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility was used by the Company to finance the M&M acquisition. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of September 30, 1999, the Company has drawn an aggregate of $38.35 million under the Working Capital Revolving Loan Facility and $25.0 million was drawn under the Acquisition Revolving Loan Facility. At September 30, 1999, the Company had additional availability of approximately $6.65 million under the Working Capital Revolving Loan Facility and no availability under the Acquisition Revolving Loan Facility.

                          AVTEAM, INC. AND SUBSIDIARIES

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

         On May 17, 1999, the Company announced that it retained Credit Suisse First Boston to assist the Company in exploring possible alternatives to improve shareholder value. A range of possible transactions that may include a sale, recapitalization, refinancing, and establishment of strategic relationships with other companies was examined. On October 18, 1999, the Company announced that it will continue its present operating strategy.

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

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

         Except for the historical information contained in this report on Form 10-Q, the matters discussed in this report on Form 10-Q are "forward-looking statements" within the meaning of the federal securities law and are not guarantees of future performance. For a variety of reasons, the Company's actual results could differ materially from any forward-looking statements made in this report on Form 10-Q. Among the factors that could cause actual results to differ from predicted or expected results are the following: the Company's ability to effectively integrate acquired companies and the effects of increased indebtedness as a result of the Company's acquisitions; a decline in the demand for aftermarket aircraft engines, engine parts and airframe components, which could materially adversely affect the Company's revenues; the availability of aircraft engines, engines parts and airframe components for resale, which could hamper the Company's ability to maintain adequate levels of inventory and meet customer demand; the possibility that regulatory changes and unforeseen events could impact the Company's ability to provide products and services to its customers; existing competition from national and regional competitors and the condition of the airline industry, which could result in pricing, supply and demand, and other pressures on

                          AVTEAM, INC. AND SUBSIDIARIES
profitability and market share; and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission, including but not limited to the Company's annual report on Form 10-K for the year ended December, 31, 1998. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

     EXHIBIT NUMBER        DESCRIPTION
     --------------        -----------
         27.1              Financial Data Schedule
                           for the period ended September 30, 1999

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K on September 10, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, AVTEAM, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AVTEAM, Inc.


Date:  November __, 1999          By: /s/ DONALD A. GRAW
                                      ------------------------------------------
                                          Donald A. Graw
                                          President and Chief Executive Officer


Date:  November __, 1999          By: /s/ MARK S. KOONDEL
                                      ------------------------------------------
                                          Mark S. Koondel
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
     27.1                  Financial Data Schedule
                           for the period ended September 30, 1999