Form 10-K
period 1999-12-31
AVTEAM INC
filed 2000-06-07
CIK 1013787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                  Class A Common Stock, par value $.01 per share

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of May 1, 2000, (a) 11,000,218 shares of Class A Common Stock, par value $.01 per share, of the Registrant (the "Class A Common Stock") were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding; (b) the number of shares of Class A Common Stock held by non-affiliates was 6,413,397; and (c) the aggregate market value of the Class A Common Stock (based on the closing price on the Class A Common Stock on May 1, 2000 as quoted on the NASDAQ Stock Market's National Market, which was $3.03 per share) held by non-affiliates was approximately $19,400,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                  AVTEAM, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I

Item 1     Business........................................................................................  1

           Investor Considerations.........................................................................

Item 2     Properties...................................................................................... 11

Item 3     Legal Proceedings............................................................................... 11

Item 4     Submission of Matters to a Vote of
           Security Holders................................................................................ 11

PART II

Item 5     Market for the Registrant's Common
           Equity and Related Shareholder Matters.......................................................... 11

Item 6     Selected Financial Data......................................................................... 12

Item 7     Management's Discussion and Analysis
           Of Financial Condition and Results of Operations................................................ 13

Item 7A    Quantitative and Qualitative Disclosures
           About Market Risk............................................................................... 17

Item 8     Financial Statements and Supplementary Data..................................................... 17

Item 9     Changes in and Disagreements with Auditors on
           Accounting and Financial Disclosure............................................................. 17

PART III

Item 10    Directors and Executive Officers of the Registrant.............................................. 18

Item 11    Executive Compensation.......................................................................... 19

Item 12    Security Ownership of Certain
           Beneficial Owners and Management................................................................ 24

PART IV

Item 13    Exhibits, Financial Statement Schedules
           and Reports on Form 8-K......................................................................... 25

                                     PART I

         This Annual Report on Form 10-K of AVTEAM, Inc. ("AVTEAM" or the "Company") contains certain "forward-looking statements" within the meaning of the federal securities laws and are not guarantees of future performance. "Forward looking statements" include statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases, such as "will or should result," "are expected to," "will or should continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook"). For a variety of reasons, the Company's actual results could differ materially from any forward-looking statements made in this report. Among the factors that could cause actual results to differ from predicted or expected results are the following: the effects of increased indebtedness, interest rates and bank fees, airline industry profitability, reduced availability of funds for operations and expansion, the inability of the Company to retain highly skilled employees, the loss of a major customer, the failure to attract sufficient customers for its CFM56-3 repair services, difficulties in executing the Company's plans to significantly expand CFM56 capability, the decline in overall usage of the JT8D aircraft engine, increased fuel prices and interest charges, a decline in the demand for aftermarket aircraft engines, engine parts and airframe components, seasonal fluctuations, rescheduling or cancellation of customer orders, which could materially adversely affect the Company's revenues; the possibility that regulatory changes and unforeseen events could impact the Company's ability to provide products and services to its customers; existing competition from national and regional competitors, which could result in pricing and other pressures on profitability and market share; and other risks and uncertainties set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the Company's Form 10-Q for the quarter ended September 30, 1999, and this report. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

ITEM 1. BUSINESS

GENERAL

         AVTEAM is a global supplier of aftermarket commercial aircraft engines, engine parts and aircraft components ("Engines and Components") and provides aircraft engine maintenance, repair and overhaul ("MRO") service, serving over 700 customers, including other aftermarket suppliers, repair facilities, aircraft operators and original equipment manufacturers ("OEMs"). The Company has historically focused on the Pratt & Whitney JT8D series of engines, which are the most widely used jet aircraft engines in the world and power approximately 28% of the world's commercial aircraft. In 1997, AVTEAM expanded its product line to include the CFM56 series of engines manufactured by CFM International. The CFM56 series of engines had the highest production volume of any engine series in 1999 and power nearly 40% of all single-aisle, narrow-body aircraft ordered since 1987. The Company works with its worldwide network of industry contacts to identify and evaluate Engines and Components and surplus aircraft for potential acquisition. Engines and Components are either made available for immediate resale or repaired by FAA-licensed repair facilities and then resold. Surplus aircraft are purchased for eventual disassembly and sold as parts by the Company. The Company resells Engines and Components to other aftermarket suppliers, independent repair facilities, aircraft operators and OEMs.

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. ("AERC") completed the acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc. ("M&M"), for an aggregate purchase price of $30 million and the issuance of 350,000 shares of the Company's Class A Common Stock, par value $.01 per share ("Class A Common Stock"). For the year 1999, AERC had net revenue of approximately $50.7 million derived from MRO services. As a result of this acquisition, the Company has begun to realize synergies between its Engines and Components business and its engine MRO business, including bringing to market on a more timely basis engines and engine parts held for resale.

         Since its inception, the Company has substantially increased its revenue base, broadened the range of products and services offered and taken consistent steps to ensure the quality of its products and services. From $3.9 million in 1993, the Company's net sales reached $129.8 million in 1999. From 1998 to 1999, the Company's net sales grew 72.3%. In April 2000, the Company received FAA certification for its new CFM56-3 engine repair facility, which the Company believes will begin to generate revenue in the third quarter of 2000.

INDUSTRY OVERVIEW

         The Company believes that the annual worldwide aftermarket for Engines and Components is approximately $8 - 10 billion, of which approximately $1 billion represents sales and leases of JT8D Engines and Components. The aftermarket for Engines and Components is highly fragmented, with a limited number of well-capitalized companies selling a broad range of products and numerous smaller competitors serving distinct market niches. Aftermarket suppliers compete to supply Engines and Components not only amongst themselves but with OEMs, distributors and leasing companies. The Company believes that the annual worldwide engine MRO market is approximately $8 - 10 billion annually, and is expected to grow to $17 billion in 15 years. Airlines, such as Delta, United, American, Lufthansa and Japan Airlines comprise the largest segment of the market. The remainder is comprised of independent and OEM engine MRO operators. Independent operators include AVTEAM Engine Repair Corp., Aerothrust, Wood Group, Volvo, Pacific Gas Turbine and ST Aerospace. OEM's include General Electric Aircraft Engine Services and Pratt and Whitney.

         The Company believes that the following factors will contribute to the continued growth of the aftermarket for Engines and Components and the engine MRO market: (i) growth in air transit activity; (ii) increase in the number of older commercial aircraft used by small and medium sized operators; (iii) aircraft operators' demand for full service suppliers; and (iv) increased regulatory scrutiny.

         Growth in Air Travel is Fueling Demand for Quality Parts and Service. Boeing forecasts that to accommodate expected passenger and cargo traffic, the world airline fleet will need to more than double in size over the next 18 years. This increase, together with a continuation of the historical pattern among airlines to maintain older aircraft and engines, is expected to result in strong growth in the $8 - $10 billion market for high-quality aftermarket products, and the $8 - $10 billion market for engine maintenance services. The recent trend of rising fuel prices and declining airline industry profitability may serve to reduce the expansion of the aftermarket.

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

         Increased Regulatory Scrutiny. Increased regulatory scrutiny by the FAA of the airline industry has created opportunities for aftermarket parts suppliers and engine MRO operators with the infrastructure and quality systems to satisfy increased regulatory standards. In September 1996, the FAA issued an advisory circular recommending voluntary industry oversight and accreditation of aftermarket parts suppliers. In response to regulatory scrutiny, aircraft operators have increased their documentation requirements for products purchased in the aftermarket. The Company believes that regulatory scrutiny will continue to increase, forcing aftermarket suppliers and engine MRO operators to meet higher quality standards, which may strain the resources of smaller service providers.

BUSINESS STRATEGY

         The Company believes that its industry experience and capabilities position it to capitalize on its market presence in the growing aftermarket for Engines and Components and the engine MRO market. The Company intends to build up its success and exploit favorable industry dynamics by focusing on the following business strategy:

         -        Capitalize on Worldwide Sourcing Network

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

         -        Continue Commitment to Quality Leadership

                  The Company emphasizes adherence to high quality standards at each stage of its operations (product acquisition, documentation, inventory control, delivery, maintenance, repair and overhaul). Of the approximately 2,500 distributors offering parts to civil aviation purchasers, the Company was the first aftermarket supplier to meet the voluntary accreditation quality system of the Airline Suppliers Association. The Company is also in the process of completing the requirements for ISO 9000 certification and it anticipates receiving a certificate by September 2000.

         - Increase Direct Sales to Air Carriers by Offering a Broad Array of Capabilities

                  The Company continues to focus its efforts on building direct relationships with small to medium-sized air carriers. The Company believes that such airline carriers rely on aftermarket suppliers of Engines and Components and engine MRO operators to perform many of their maintenance functions. The Company believes that it enhances its competitive edge over other aftermarket suppliers by offering a broad array of related services including engine field services (such as borescoping and hushkit installations), engine MRO including the JT8D and CFM56-3 engine series, engine leasing, engine management, and engine maintenance programs such as power by the hour. With the acquisition of M&M, the Company has expanded its service offerings to include engine MRO along with its existing business of supplying aftermarket Engines and Components.

         -        Broaden Product Line

                  The Company continues to expand its product line to include higher thrust models of the JT8D series of engines and other high thrust engines, such as the CFM56 engine manufactured by CFM International. The CFM56 has been in service since 1982 and an aftermarket in this engine is beginning to emerge. The installed base of these engines is expected to approximate the size of the current installed base of the JT8D within the near future. The Company acquired two CFM56 engines in 1997. One of these engines was disassembled to provide the Company with its initial inventory of CFM56 engine parts, and the other engine was sold as a whole engine. In addition, in 1999, the Company purchased selected parts for the CF6 series of engines manufactured by General Electric. To further augment its CFM56 capabilities, the Company is in the process of expanding its MRO operations to include the CFM56-3 series of engines. There are approximately 2,000 aircraft in service that are powered by the CFM56-3. In April 2000 the Company obtained its FAA certification which permits the Company to commence the maintenance and repair of CFM56-3 engines.

         -        Capitalize on Trend of Airlines Using Old Aircraft

                  The Company believes that the historical pattern among airlines to maintain older aircraft should continue and result in a viable market in the JT8D for years to come. The Company believes that this trend will also provide a springboard for the CFM56 engine as airlines ultimately upgrade older aircraft types with the newer aircraft powered by the CFM56. In addition, the Company's continued development of its on-wing maintenance business will help airlines by extending the life of older aircraft, subject to the recent trend of rising fuel prices.

PRODUCTS

         The Company's product line includes Engines and Components for all models of the Pratt & Whitney manufactured JT8D series of engines. Although production of most models of the JT8D ceased in 1987, the JT8D engine continues to power approximately 28% of the world's commercial aircraft. Although the recent trend of rising fuel prices has reduced the usage of JT8D engines, the Company believes that there will be continuing demand for JT8D products. The Company has recently expanded its product line to include selected Engines and Components for higher thrust engines, such as the CFM56 manufactured by CFM International. Powering the next generation of narrow-body aircraft, the CFM56 is manufactured by a General Electric/SNECMA consortium and is now produced in greater numbers than any other aircraft engine. Some 10,000 CFM56 engines have now been delivered to approximately 270 operators, and a backlog exists for more than 3,500 firm and optioned engine orders. Since 1993, CFM56 engines have been selected to power nearly 55 percent of aircraft ordered with a capacity of 100 passengers or more. The Company's product line was recently expanded to include the CFM56-3 engine. The Company's product line also includes selected airframe components for DC-9 and DC-10 and Boeing 707 and 727 aircraft. The following chart indicates the Company's estimate of the number of JT8D and CFM56 engines currently in service, as well as the principal types of aircraft utilizing such engines.

                                 JT8D                                      CFM56
                  ------------------------------------      -------------------------------------
                       Powers 28% of world fleet          Highest production quantities in the world
Manufacturer:                Pratt & Whitney                          CFM International

# in Service:          8,300           JT8D-7/17                10,000       CFM56-2/3/5/7
                       2,900           JT8D-200

# of Operators:          220           JT8D-7/17                   269       CFM56-2/3/5/7
                          50           JT8D-200

Aircraft:               B727, B737, DC-9, MD-80                B737, A319, A320, A321, A340

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

         The Company has designed and equipped a disassembly facility for JT8D and CFM56 engines, with flexibility to accommodate substantial growth in volume and expansion into other types of aircraft engines, and hired personnel to conduct engine disassembly operations. As a result, the Company has significantly improved aircraft engine disassembly turnaround time.

         Whole Engines. The Company purchases either serviceable engines for immediate resale or non-serviceable engines that are repaired and/or overhauled for the Company by FAA-licensed repair facilities and then resold. The Company will continue to use AVTEAM Engine Repair Corp. to perform a substantial portion of its engine MRO services. In most cases, the Company specifies the workscope of repair based on the specifications of its customers. The Company uses engine parts from its inventory to minimize the repair costs to benefit its customers. Prices for engines depend on the level of thrust, condition, availability of the engine type at time of sale and the buyer's circumstances. In the event that an aircraft requires a replacement engine, a customer may be willing to pay a premium for a serviceable engine that can be delivered immediately.

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

SERVICES

         Engine Overhaul Services. AVTEAM Engine Repair Corp. specializes in engine MRO services for the JT8D series of engines, including the newer high thrust JT8D-200 series and all series of the JT3D engine. AVTEAM Engine Repair Corp. has expanded its engine MRO services to include the CFM56-3 engine series. In April 2000 AERC obtained its FAA certification permitting the Company to commence repair and overhaul of CFM56 engines.

         Field Services. The Company offers engine borescoping services, a diagnostic procedure utilizing a video camera attached to the end of a thin tube which is inserted into engine sections to analyze the condition of an engine without disassembly. The service is performed by a Company technician certified by the original equipment manufacturer ("OEM"). The Company also utilizes its borescoping capabilities to evaluate substantially all engines which the Company has the opportunity to purchase. The Company, through AVTEAM Aviation Field Services, Inc. ("AAFS"), its subsidiary in Dallas, Texas, conducts expanded borescope, repair and other service operations. AAFS has received FAA certification to perform a broad range of on-wing maintenance services, including the installation of hush-kits on JT8D engines and the repair and replacement of a limited number of engine parts and components. In August 1997, AAFS entered into an agreement with Southwest Airlines Co. whereby AAFS was engaged on an exclusive basis to install hushkits on its Pratt & Whitney JT8D-9A engines. As of May 1, 2000, 16 employees, all with extensive industry experience performed these activities.

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

         Engine and Aircraft Leasing Services. The Company offers operating leases of aircraft engines. The Company intends to capitalize on the increasing demand by aircraft operators for operating leases which are being used as an alternative to traditional aircraft engine financing arrangements. By entering into such leases, the Company will be better able to control its future supply of engines and retain the potential benefit of the residual value of such engines.

QUALITY ASSURANCE

         The Company adheres to stringent quality control standards and procedures in the purchase and sale of its products. In November 1996, the Airline Suppliers Association, an FAA-recognized independent quality assurance organization, accredited the Company as an aftermarket supplier after the completion of an extensive operational audit and numerous meetings with the Company's management. The Company was the first aftermarket supplier to receive such accreditation, and the Company believes that there are currently fewer than 25 accredited aftermarket suppliers who directly compete with the Company. The Company is also in the process of completing the requirements for ISO 9000 Certification and expects to be certified by September 2000.

         Because aircraft operators require a readily available and identifiable source of inventory meeting regulatory requirements, the Company has implemented a total quality assurance program. This program consists of numerous quality procedures, including the following:

         - Inspection procedures mandating that procured Engines and Components be traceable to a source approved by the Company

         -        Detailed inspections of overhauled Engines and Components

         - Training and supervision of personnel to properly carry out the total quality assurance program

         - On-going quality review board meetings to oversee the total quality assurance program

         In addition, as part of its total quality assurance program, the Company has implemented a repair facility performance monitoring program which requires each FAA-licensed repair facility used by the Company to perform a self-audit of its operations on a regular basis and to submit to a facility audit performed by the Company.

         The Company is committed to maintaining its quality standards. The Company hosted a conference focusing on Suspected Unapproved Parts ("SUPs") for members of the Airline Suppliers Association. The conference included representatives from the FAA, Boeing and Pratt & Whitney. SUP's training is a requirement of the ASA Quality System Standard, given the growing concern associated with SUPs.

PURCHASING

         Historically, the Company's business is substantially dependent on its purchasing activities because its net sales are directly influenced by the level of inventory available for sale. Accordingly, senior management of the Company takes a significant role in identifying, negotiating and acquiring surplus aircraft and Engines and Components. Because the size of the Company's inventory is critical to its results of operations and because there is no organized market to procure surplus inventory, the Company's operations are materially dependent on the success of management in identifying potential sources of inventory and effecting timely purchases at acceptable prices. In order to acquire inventory effectively, the Company's purchasing procedures include:

         - Deploying field personnel to identify potentially available surplus aircraft and Engines and Components

         - Appointing representatives domestically and abroad to identify purchase opportunities

         -        Purchasing for cash rather than seeking extended payment terms

         - Maintaining a streamlined review process in order to make timely offers

         - Involving senior management in negotiating and closing purchases

         The Company historically acquired its inventories primarily through the purchase of surplus aircraft and engines and engine parts. Since 1996, the Company has engaged in bulk purchases as an additional source of Engines and Components. "Bulk" purchase opportunities often arise when airlines, in order to reduce expenses or change fleet, sell large amounts of inventory in a single transaction.

SALES AND MARKETING

         The majority of the Company's day-to-day sales are accomplished through its sales force, which currently consists of 18 employees. Certain of these employees are paid commissions based on the Engines and Components sold and the value of engine MRO services performed. AVTEAM's sales force is supplemented by eight consultants and representatives worldwide, who are paid based on actual sales generated for the Company. These independent agents are selected based on their broad industry contacts and their ability to attract and maintain relationships with customers. The Company is a member of various trade and business organizations, including the International Society of Transport Aircraft Trading ("ISTAT") and the ASA, which provide appropriate industry exposure.

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

         In order to promote its engine and component repair services, the Company markets its ability to be a full service provider. Being a "one stop shop" is attractive to aircraft operators, particularly since they desire to reduce the number of suppliers utilized.

MANAGEMENT INFORMATION AND INVENTORY SYSTEMS

         The Company's management information systems include a customized inventory information technology system which assists management in planning, operating and controlling its business activities. The Company, through AVTEAM Engine Repair Corp., recently acquired the business of M&M and is nearing the completion of integrating the companies' management information systems. The Company and AVTEAM Engine Repair Corp. have access to each other's databases which allows for the free flow of customer and inventory data.

         Recent delays experienced by the Company in evaluating its inventory carrying costs and inventory quantities have prompted the Company to review its costing methodology as well as its inventory accounting system. The existing process has proven to be excessively time consuming. Such review, will take several months to complete.

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

         The Company has increased the capacity of its management information system to accommodate higher inventory levels and additional users. The Company has upgraded its database management system to include a document scanning system, thereby allowing for improved accuracy and faster retrieval of inventory traceability documents that must accompany all sales for regulatory compliance.

         The Company prepared its computer systems and related software to accommodate data sensitive information relating to the Year 2000. The additional costs related to preparing such systems and software to be Year 2000-ready was not material to the financial condition or results of operations of the Company. In addition, the Company has found that its vendors and customers did not experience any significant difficulties related to preparing their computer systems and software to be Year 2000-ready.

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

         Because the Company's sales consist largely of older series JT8D engines and parts, regulations promulgated by the FAA governing noise emission standards for older aircraft and the FAA's Aging Airplane Program Plan (the "Aging Airplane Program") have a material impact on the market for the Company's products. Substantially all of the aircraft powered by the JT8D engine must install hush-kits pursuant to such noise emission standards or be phased out of operation in the United States by December 31, 1999 and in the European Union by April 1, 2002. The Aging Airplane Program requires aircraft operators to perform structural modifications and inspections to address airframe fatigue and to implement corrosion prevention and control programs, which increase the operating and maintenance costs of JT8D-powered aircraft. Furthermore, the EPA and the various agencies of the European Union have sought the adoption of stricter standards limiting the emission of nitrous oxide from aircraft engines. The Company believes that notwithstanding the substantial costs imposed by noise emission standards and the Aging Airplane Program on older aircraft powered by JT8D engines, estimated by the Company to average approximately $4 million per aircraft and the recent escalation of fuel costs, certain aircraft operators will continue to utilize older aircraft due to the substantially greater cost of acquiring new replacement aircraft.

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

CUSTOMERS

         The Company sells its products and provides its services primarily to other aftermarket suppliers of Engines and Components, repair facilities, OEMs, aircraft operators and others. While the Company sold Engines and Components to more than 700 different customers during 1999, sales of products and services to the Company's five largest customers accounted for 21%, 31% and 47% of the Company's net sales during 1999, 1998 and 1997, respectively. In 1999, no individual customer represented 10% or more of the Company's net sales. A small number of customers may account for a significant portion of the Company's net sales from period to period due to the substantial cost of acquiring Engines and Components. In addition, a significant portion of the Company's net sales are expected to continue to be concentrated in a small number of customers.

COMPETITION

         The aftermarket for Engines and Components is highly fragmented, with a limited number of well-capitalized companies selling a broad range of products; and numerous smaller competitors serving distinct market niches and is characterized by intense competition. The Company believes that range and depth of inventories, product documentation, product knowledge, quality, service and price are the key factors in distinguishing the Company from other aftermarket suppliers. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company. In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-licensed repair facilities may vertically integrate into the supply industry, thereby significantly increasing competition. There are established competitors that provide many of the services the Company intends to offer, many of whom have substantially greater financial, marketing and other resources than the Company.

         Competition for large engine repair and overhaul business comes from three primary sources: major commercial airlines, OEMs and other independent engine service companies. Certain major commercial airlines own and operate engine and aircraft maintenance service centers. The engine repair and overhaul services provided by such airlines are primarily for their own engines, although these airlines sometimes perform a limited amount of engine repair and overhaul services to third parties. OEMs such as General Electric and Pratt & Whitney maintain their own engine repair and overhaul facilities that perform work for third parties. Other independent engine service organizations also compete for the repair and overhaul business of other large engines.

BACKLOG

         The Company's backlog of unfilled orders for whole engines, engine parts and airframe components at May 1, 2000 was approximately $3.1 million. A substantial portion of the distribution backlog is typically scheduled for delivery within 60 days. Additionally, at May 1, 2000, there were 56 engines in the process of repair or overhaul with AVTEAM Engine Repair Corp. scheduled for completion during the next six months. Variations in the size and delivery dates of orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial backlog fluctuations from period to period. Accordingly, the Company believes that backlog cannot be considered a meaningful indicator of future financial results.

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

         The Company is principally subject to the requirements of the Clean Air Act of 1970 (the "CAA"), as amended in 1990; the Clean Water Act of 1977, as amended; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"); the Resource Conservation Recovery Act of 1976 (the "RCRA"); and the Hazardous and Solid Waste Amendments of 1984 ("HSWA"). The following is a summary of the material regulations that are applicable to the Company.

         The CAA imposes significant requirements upon owners and operators of facilities that discharge air pollutants into the environment. The CAA mandates that facilities which emit air pollutants comply with certain operational criteria and secure appropriate permits. Additionally, authorized states such as Florida may implement various aspects of the CAA and develop their own regulations for air pollution control. The engine test cell facility at the Miami International Airport presently holds a valid EPA permit for its engine test cell issued by Miami-Dade County, Florida.

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

         Ground water contamination was documented at the Company's engine test cell facility and surrounding areas at the Miami International Airport prior to the Company's occupation of the facility. A remediation plan for the impacted ground water and surrounding area has been proposed by Miami-Dade County. Under the terms of its lease of the engine test cell facility, Miami-Dade County has agreed to indemnify the Company for all remediation and clean-up costs associated with the pre-existing contamination unless such contamination occurred as a result of the Company's operations. If Miami-Dade County were to default in its indemnification obligations, the Company could potentially incur liability under CERCLA or Florida law for hazardous substances released at or from the engine test cell facility and for conditions in existence prior to the Company's occupancy. To date, the Company has not been held liable for any investigation or cleanup costs at either of these sites.

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

EMPLOYEES

         As of May 1, 2000, AVTEAM employed 372 full-time employees, of which 89 are employees of AVTEAM, Inc. and 283 are employees of AVTEAM Engine Repair Corp. None of the Company's employees are represented by a union, and the Company considers its relationship with employees to be good.

LIQUIDITY

         The Company may experience liquidity difficulties. The Company has a Credit Agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders have made available to the Company a revolving credit facility in the maximum aggregate amount of up to $ 70 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Facility") in the aggregate principal amount of up to $ 45 million and (ii) an acquisition revolving loan facility (the "Acquisition Facility") in the aggregate principal amount of up to $ 25 million. At May 31, 2000, the Company had no availability under either facility. See Management's Discussion and Analysis - "Liquidity and Capital Resources."



INVESTOR CONSIDERATIONS

DEPENDENCE ON THE JT8D ENGINE

         The Company's business, financial condition and results of operations are dependent upon the aftermarket for JT8D Engines and Components. Aircraft utilizing JT8D engines have been in service since the early 1960s. Aircraft utilizing older engines are generally more expensive to maintain and to operate, due primarily to higher fuel usage. Noise and other regulations in many countries also significantly increase the cost of operating aircraft utilizing older engines. Specifically, most JT8D engines are required to be hush-kitted or removed from service in the United States and the European Union by 1999 and 2002, respectively. A decline in passenger confidence in older aircraft could also lead to a decline in the aftermarket for JT8D Engines and Components. Any of these factors could cause the unanticipated retirement of aircraft utilizing JT8D engines. Any significant decline in the aftermarket for JT8D engines would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has, however, recently expanded its product line to include the CFM56 and CF6 series engines and parts and other series and types of engines and airframe parts but has limited experience with respect to the purchase and sale of such engines and parts. There can be no assurance that the Company will have the same level of success with CFM56, CF6 and other series and types of engines and airframe parts that it has had with JT8D Engines and Components. See "Business -- Regulation."

IMPACT OF GOVERNMENT REGULATION

         The aviation industry is highly regulated by the Federal Aviation Administration (the "FAA") and similar regulatory agencies of other countries. Before Engines and Components are installed on an aircraft, they must meet certain standards as to their condition and have appropriate documentation, and aircraft must also meet standards with respect to noise, emissions and maintenance. While the Company's aftermarket sale operations are not currently regulated directly by the FAA, AERC, the Company's repair and overhaul facility, and the aircraft operations that ultimately utilize the Company's products are subject to extensive regulation. Through AVTEAM Aviation Field Services, Inc., a subsidiary of the Company ("AAFS"), the Company provides services that also require AAFS to have an FAA certification.

         In addition, the Company is currently subject to a voluntary FAA accreditation program which establishes quality standards applicable to aftermarket suppliers, such as the Company, and designates FAA-approved organizations to perform quality assurance audits for initial and continued accreditation of such aftermarket suppliers.

         Standards established by the FAA and other regulatory agencies relating to the operation and maintenance of aircraft have significant effects on aircraft operators and the composition of their fleets. Noise and emission regulations, and additional maintenance requirements for older aircraft, may increase the cost of operating aircraft utilizing JT8D engines, which could lead to a decline in the demand for the products and services provided by the Company.

         The inability of the Company to supply its customers with Engines and Components on a timely basis, or any occurrence of the Company providing products subsequently determined unsafe, may adversely affect the Company's relationships with its customers and have a material adverse effect on its business, financial condition and results of operations. There can also be no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a direct or indirect adverse impact on the Company. See "Business -- Products" and "-- Regulation."

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; DEPENDENCE ON AVIATION INDUSTRY

         The Company may experience significant fluctuations in its operating results in the future, both on an annual and a quarterly basis, caused by various factors, many of which are beyond the control of the Company. These factors include: general economic conditions; specific economic conditions affecting the commercial aviation industry; the availability, timing and price of Engines and Components; the size and timing of customer sales; the mix of products sold and services provided by the Company; and unanticipated engine lease terminations or a default by a lessee, or parts or repair service customer.

         The demand for aftermarket Engines and Components is believed to be seasonal, with increased demand during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality." In addition, the commercial aviation industry is cyclical and has been subject to periodic fluctuations in its operating results. The aviation industry has recently experienced a significant downturn or a "soft market". During such a downturn, there may be reduced overall demand for Engines and Components, lower selling prices for the Company's products, and increased credit risk associated with doing business with industry participants. An increase in the availability of Engines and Components coupled with limited demand may also cause a downturn in the Company's operating results. Factors such as fuel prices may affect the commercial aviation industry and the aftermarket for older model Engines and Components. Increases in fuel prices and interest costs may cause an airline to delay discretionary purchases of maintenance services and related products. In addition, older, typically less fuel-efficient aircraft (into which the Company's products are most often placed) may be removed from service at an increased rate. Each of these factors, individually or in the aggregate, may also have the effect of depressing airline margins.

         The Company obtains its supply of Engines and Components principally by purchasing surplus aircraft and parts inventory. There can be no assurance that Engines and Components required by the Company's customers will be available on acceptable terms or at the times required by the Company or that economic and other factors which affect the aviation industry will not have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," "Business -- Industry Overview," and "Recent Trends."

RISKS ASSOCIATED WITH AIRCRAFT ENGINE LEASES

         The Company leases Pratt & Whitney JT8D engines under operating leases to a limited number of customers. The success of an operating lease depends on the re-lease of engines on favorable terms on a timely basis and the ability to sell engines at favorable prices at the end of the lease term. In addition, the success of an operating lease depends in part upon having aircraft engines returned to the Company in marketable condition as required by the lease for such engines. Numerous factors, many of which are beyond the control of the Company, may have an impact on the Company's ability to re-lease or sell Engines and Components. These factors include general market conditions, regulatory changes (particularly those imposing environmental, maintenance and other requirements on the operation of aircraft engines), changes in the supply or cost of aircraft engines and technological developments. Consequently, there can be no assurance that the Company's estimated residual value for aircraft engines will be realized. If the Company is unable to re-lease or sell its engines on favorable terms on a timely basis upon expiration of the related lease, its business, financial condition and results of operations may be adversely affected. All engines currently leased by the Company are being leased, directly or indirectly, to domestic passenger airlines which may be affected by numerous factors, including the factors identified above and factors having an impact on the airline industry generally. In the event that a lessee defaults in the performance of its obligations, the Company may be unable to enforce its remedies under a lease. The Company's inability to collect lease payments when due or to repossess engines in the event of a default by a lessee could effect our profitability and our ability to sell leases as well as have an adverse effect on the Company's business, financial condition and results of operations.

MANAGEMENT OF GROWTH

         The rapid growth experienced by the Company to date has placed, and is expected to continue to place, significant demands on the Company's administrative, operational and financial resources. The Company recently broadened its product line and services, including entry into the repair and overhaul maintenance business through an acquisition. This expansion could present further challenges to and demands upon the Company's resources. To date, the Company has not begun generating revenue from CFM56-3 engine repairs. It is therefore difficult to predict how these operations will be integrated by the Company and accepted by the market. There can be no assurance that the Company will be able to anticipate business demand accurately, attract and retain the personnel required, manage or finance such growth successfully, and the failure to do so could have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL

         The Company's success is substantially dependent on the performance, contributions and expertise of its executive officers and key employees. The Company's success to date has been significantly dependent on the contributions of Donald Graw, its President and Chief Executive Officer, and Jaime Levy, its Executive Vice President, each of whom has entered into an employment agreement with the Company expiring September 1, 2002. The Company does not carry substantial key man life insurance on its executive officers. The Company is also dependent on its ability to attract, retain and motivate additional personnel, especially in management. The loss of the services of any of its executive officers or other key employees or the Company's inability to attract, retain or motivate the necessary personnel could have a material adverse effect on the Company. See "Management."

CUSTOMER CONCENTRATION

         The Company sells its products and provides its services primarily to other aftermarket suppliers of Engines and Components, repair facilities, OEMs, aircraft operators and others. While the Company sold Engines and Components to over 700 different customers during 1999, sales of products and services to the Company's five largest customers accounted for 21%, 31% and 47% of the Company's net sales during 1999, 1998 and 1997, respectively. While the Company has recently reduced its reliance upon such customers, there can be no assurance that a small number of customers in the future will not account for a significant portion of the Company's net sales and revenues from period to period due to the substantial cost of acquiring Engines and Components. The loss of or significant curtailment of purchases by any of the Company's, significant customers could have a material adverse effect upon the Company. See "Business - Customers."

PRODUCT LIABILITY

         The commercial aviation industry periodically experiences catastrophic losses which may exceed insurance policy limits. The Company currently has in force aviation products insurance, with coverage limits for each occurrence and in the aggregate which it believes to be in amounts and on terms that are generally consistent with industry practice. To date, the Company has not experienced any significant aviation-related claims, and has not experienced any significant product liability claims related to its products or services. However, an uninsured or partially insured claim, or a claim for which third-party indemnification is not available, could have a material adverse effect upon the Company. See "Business -- Insurance."

COMPETITION

         The aftermarket for Engines and Components is highly fragmented, with a limited number of well-capitalized companies selling a broad range of products, and numerous smaller competitors serving distinct market niches, and is characterized by intense competition. The Company believes that the range and depth of inventories, full product traceability, product knowledge, quality, competitive prices and its broad array of products and services are key factors in distinguishing the Company from other aftermarket suppliers. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company. In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-licensed repair facilities may vertically integrate into the aftermarket supply industry, thereby significantly increasing competition. There are established competitors that provide many of the services the Company intends to offer, many of whom have substantially greater financial, marketing and other resources than the Company. In particular, OEM's have aggressively entered the distribution and repair aftermarket. OEM's present significant competitive threats because of their materially greater financial resources and long-standing relationships with airlines. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures will not have a material adverse effect on the Company. See "Business -- Competition."

FACTORS INHIBITING TAKEOVER

         Certain provisions of the Articles and Bylaws may delay or prevent a takeover attempt that a shareholder might consider in its best interest. These provisions establish certain advance notice procedures for shareholder proposals to be considered at the shareholders' meetings and provide that only the Board of Directors may call special meetings of the shareholders. In addition, the Board of Directors can authorize and issue shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), issuable in one or more series, with voting or conversion rights that could adversely affect the voting or other rights of holders of the Class A Common Stock. The terms of the Preferred Stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of such stock. Furthermore, certain provisions of the Florida Business Corporation Act may have the effect of delaying or preventing a change in control of the Company. See "Description of Capital Stock."

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

      -----------------------------------------------------------------------------------------------
                                                                 SQUARE      LEASE        MIN. ANNUAL
      SITE                                                       FOOTAGE   EXPIRATION     LEASE PMT.*
      -----------------------------------------------------------------------------------------------
      Miramar, FL (headquarters and warehouse operations)         96,000     12/31/02       $581,000
      Miramar, FL (engine disassembly)                            18,500     12/31/00        112,000
      Dallas, TX                                                   5,300      6/30/03         50,000
      Medley, FL (headquarters and main repair facility)         133,000      5/31/05        681,000
      Medley, FL (repair facility)                                40,000      5/31/05        182,000
      Medley, FL (repair facility)                                18,000      5/31/05         88,000
      Medley, FL (repair facility)                                13,000      5/31/05         58,000
                                                           -------------                  ----------
      TOTAL:                                                     323,800                  $1,752,000
      -----------------------------------------------------------------------------------------------

      *Minimum annual lease payment for 2000

ITEM 3. LEGAL PROCEEDINGS.

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The following information relates to the Class A Common Stock, which currently is listed on the NASDAQ Stock Market's National Market under the symbol "AVTME". On May 25, 2000, a Nasdaq Listing Qualifications Panel held a hearing to determine whether the Company's Class A Common Stock should continue to be listed on the Nasdaq National Market. The hearing was requested by the Nasdaq National Market because of the Company's failure to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and its Quarterly Report on Form 10-Q for the period ended March 31, 2000. On June 1, 2000, the Nasdaq Listing Qualifications Panel ruled that the Company's Class A Common Stock should continue to be listed on the Nasdaq National Market provided it files this Annual Report on Form 10-K on or before June 7, 2000 and files its Quarterly Report on Form 10-Q for the period ended March 31, 2000 on or before June 12, 2000. The Nasdaq Listing Qualifications Panel further ruled that the Company's continued listing is dependent upon its timely filing of all periodic reports for all reporting periods ending on or before March 31, 2001. If the Company fails to adhere to any of these requirements, its Class A Common Stock will be subject to immediate delisting. At May 1, 2000, there were approximately 29 shareholders of record of the Class A Common Stock. While the foregoing number does not include beneficial holders of the Class A Common Stock, the Company estimates that it has a total of approximately 1900 shareholders. The high and low sales prices of the Class A Common Stock for each quarter of 1999, as reported by the Nasdaq Stock Market, are set forth below:

                                                 1999
                                                 ----
                                         HIGH              LOW
                                         ----              ---
              First Quarter             $5.50             $4.31
              Second Quarter            $7.75             $4.63
              Third Quarter             $9.00             $6.75
              Fourth Quarter            $6.63             $4.25

         The Company did not declare any cash dividends in 1999. See Note 9 to the Notes to the Consolidated Financial Statements of the Company for information concerning restrictions in the Company's credit agreements with financial institutions regarding the payment of dividends and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

                             SELECTED FINANCIAL DATA

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------
                                                          1999          1998          1997           1996           1995
                                                      -----------   -----------   -----------    -----------    -----------
STATEMENTS OF INCOME DATA:
Net sales .........................................   $   129,845   $    75,357   $   52,881   $    31,724    $    18,299
Cost of sales .....................................        99,580        55,515       38,385        22,641         11,848
                                                      -----------   -----------   ----------   -----------    -----------
Gross profit ......................................        30,265        19,842       14,496         9,083          6,451
Operating expenses ................................        17,688         8,862        7,312         4,312          5,162
                                                      -----------   -----------   ----------   -----------    -----------
Income from operations ............................        12,577        10,980        7,184         4,771          1,289
Offering expenses (1) .............................            --            --           --         1,154             --
Interest expense, net .............................         5,595         1,774          991           757            191
                                                      -----------   -----------   ----------   -----------    -----------
Income before income taxes ........................         6,982         9,206        6,193         2,860          1,098
Provision (credit) for income taxes (2) ...........         2,593         3,394        2,259          (370)            --
                                                      -----------   -----------   ----------   -----------    -----------
Net income (2) ....................................         4,389         5,812        3,934         3,230          1,098
Adjustments for pro forma provision for
  Income taxes (3) ................................            --            --           --        (1,538)          (417)
                                                      -----------   -----------   ----------   -----------    -----------
Pro forma net income (historical for 1997, 1998
   And 1999) (3) ..................................   $     4,389   $     5,812   $    3,934   $     1,692    $       681
                                                      ===========   ===========   ==========   ===========    ===========

Pro forma net income per common share (historical
  For 1997, 1998 and 1999) (2) ....................   $      0.38   $      0.52   $     0.65   $      0.34    $      0.17
                                                      ===========   ===========   ==========   ===========    ===========
Weighted average number of common shares
  Outstanding (4) .................................    11,448,201    11,120,725    6,073,694     5,000,000      4,000,000
                                                      ===========   ===========   ==========   ===========    ===========
Pro forma net income per common share - Assuming
  Dilution (historical for  1997, 1998 and 1999)(2)   $      0.38   $      0.52   $     0.52   $      0.33    $      0.17
                                                      ===========   ===========   ==========   ===========    ===========
Weighted average number of common equivalent
  Shares outstanding - diluted (4) ................    11,484,542    11,129,902    7,622,194     5,121,096      4,000,000
                                                      ===========   ===========   ==========   ===========    ===========


                                                                                  DECEMBER 31,
                                                      ---------------------------------------------------------------------
                                                          1999          1998          1997           1996           1995
                                                      -----------   -----------   -----------    -----------    -----------
BALANCE SHEET DATA:
Working capital (5) ...............................   $    26,534   $    84,267   $   47,425   $    16,930    $     2,312
Inventory .........................................        79,746        84,057       24,480        14,505          8,563
Total assets ......................................       149,692       142,945       58,954        22,417         13,793
Total debt ........................................        66,551        64,653        4,446         3,048          3,287
Total shareholders' equity ........................        63,594        59,352       51,804        14,993          2,613

-----------

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

(4)  See Note 3 of Notes to Consolidated Financial Statements.

(5) Working capital for 1998 has been recalculated to be comparable with the 1999 calculation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         AVTEAM is a global supplier of aftermarket commercial aircraft engines, engine parts and aircraft components ("Engines and Components") serving over 700 customers, including other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers ("OEMs"). The Company has historically focused on the Pratt & Whitney JT8D series of engines, which are the most widely used jet aircraft engines in the world and power approximately 28% of the world's commercial aircraft. In 1997, AVTEAM expanded its product line to include the CFM56 series of engines manufactured by CFM International and DC-9 airframe parts. The CFM56 series of engines had the highest production volume of any engine series in 1998 and power nearly 40% of all single-aisle, narrow-body aircraft ordered since 1987. In 1998, the Company acquired its first wide-body DC-10 aircraft which was disassembled and is being sold as airframe parts and whole CF6 engines. The Company works with its worldwide network of industry contacts to identify and evaluate Engines and Components and surplus aircraft for potential acquisition. Engines and Components are either made available for immediate resale or repaired by FAA-licensed repair facilities and then resold. Surplus aircraft are purchased for eventual disassembly and sold as parts by the Company. The Company resells Engines and Components to other aftermarket suppliers, independent repair facilities, aircraft operators and OEMs.

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. ("AERC") completed the acquisition of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc. ("M&M"). The Company believes that M&M was one of the largest privately held independent aircraft engine maintenance, repair and overhaul ("MRO") operations in the world. As a result of this acquisition, the Company has begun to realize synergies between its Engines and Components business and its engine MRO business, including bringing to market on a more timely basis engines and engine parts held for resale.

         Since its inception, the Company has substantially increased its revenue base, broadened the range of products and services offered and taken consistent steps to ensure the quality of its products and services. From $3.9 million in 1993, the Company's net sales reached $129.8 million in 1999. From 1998 to 1999, the Company's net sales grew 72.3%. In April 2000, The Company received FAA certification for its new CFM56-3 engine repair facility, which the Company believes will begin to generate revenue in the third quarter of 2000.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                          YEAR ENDED DECEMBER 31,
                                         --------------------------
                                         1999       1998       1997
                                         ----       ----       ----
Net sales .........................       100%       100%       100%
Cost of sales .....................        77         74         73
                                          ---        ---        ---
Gross profit ......................        23         26         27
Operating expenses ................        14         12         13
                                          ---        ---        ---
Income from operations ............         9         14         14
Interest expense, net .............         4          2          2
                                          ---        ---        ---
Income before income taxes ........         5         12         12
Provision (credit) for income taxes         2          4          4
                                          ---        ---        ---
Net income ........................         3%         8%         8%
                                          ===        ===        ===


         The accompanying consolidated financial statements as of December 31, 1999 and for the year then ended include the accounts of the Company, AERC and AAFS for the twelve months ended December 31, 1999 after elimination of intercompany accounts and transactions.

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

         Net Sales. Net sales increased 72.3% to $129.8 million in 1999 from $75.4 million in 1998. This increase is primarily due to the operations of AERC for a full year in 1999 as opposed to 15 days in 1998 and a 28.1% increase in AVTEAM sales.

         Gross Profit. Gross profit increased 55.7% to $30.9 million in 1999 from $19.8 million in 1998. Gross margin decreased to 23.8% in 1999 from 26.3% in 1998 principally because of a $5.3 million adjustment to the carrying value of AVTEAM inventory as a result of certain quantities deemed excess. AERC's gross profit increased to $13.8 million in 1999 from $666,000 for the 15 days in 1998. See Note 2 to the Consolidated Financial Statements - "Inventory."

         Operating Expenses. Operating expenses increased 99.6% to $17.7 million in 1999 from $8.9 million in 1998. As a percentage of net sales, such expense increased to 13.6% in 1999 from 11.8% in 1998. The expense increase is primarily attributable to the operations of AERC for a full year in 1999 as opposed to 15 days in 1998. Also, goodwill was amortized for a full year in 1999.

         Net Interest Expense. Net interest expense increased 215.4% to $5.6 million in 1999 from $1.8 million in 1998. As a percentage of net sales, such expense increased to 4.3% in 1999 from 2.4% in 1998. The increased interest expense is a result of higher borrowing levels as a result of the M&M acquisition and increased interest rates.

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

         Gross Profit. Gross Profit increased 36.9% to $19.8 million in 1998 from $14.5 million for 1997. Gross margin decreased to 26.3% in 1998 from 27.4% in 1997 principally due to lower margins on engine parts and airframe components partially offset by increased margins on whole engine transactions. Total whole engine transactions accounted for 40.6% of the Company's net sales for 1998 and 50.4% of the net sales for 1997.

         Operating Expenses. Operating expenses increased 21.2% to $8.9 million for 1998 from $7.3 million for 1997. The expense increases are primarily attributed to increased personnel expense resulting from additional staffing in the Florida headquarters office, increased insurance expense as a result of higher inventory levels and volume of shipments, additional occupancy costs associated with the acquisition of an additional 50,000 square feet of rental warehouse and office space, and increased investor relations expenses as a result of being a publicly-owned company. Operating expenses as a percentage of net sales decreased to 11.8% for 1998 from 13.8% for 1997. The decreases in operating expenses as a percentage of net sales are primarily attributed to net sales increasing at a higher rate than operating expenses.

         Net Interest Expense. Net interest expense increased 79.0% to $1.8 million for 1998 from $1.0 million for 1997. Net interest expense, as a percentage of net sales, increased to 2.4% for 1998 from 1.9% for 1997. The increased interest expense is as a result of higher average borrowing levels in order to purchase additional inventory for sale and to finance the acquisition of M&M Aircraft Services.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations. During the twelve months of 1999, the operating activities of the Company provided approximately $5.9 million in cash. This increase primarily resulted from net income net of non-cash expenses of approximately $7.7 million and a decrease in inventory of approximately $8.3 million offset by an increase in accounts receivable of approximately $10.2 million. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $1.7 million during the twelve months of 1999.

THE COMPANY'S  CREDIT AGREEMENT

         On April 30, 1998, the Company, as borrower, and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Agent" and collectively, the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility in the maximum aggregate principal amount of up to $70.0 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Facility") in the aggregate principal amount of up to $45.0 million and (ii) an acquisition revolving loan facility (the "Acquisition Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Facility, has been to the extent available, used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Facility was fully utilized by the Company to finance the M&M acquisition. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. Beginning on January 31, 2000 and every three months thereafter, the Company is required to make payments of $750,000 in order to reduce the Acquisition Facility. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company,
(iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of December 31, 1999, the Company had drawn an aggregate of $38.0 million under the Working Capital Facility and $25.0 million was drawn under the Acquisition Facility. At December 31, 1999 and March 31, 2000, the Company had additional availability of approximately $7.0 million and $2.0 million respectively under the Working Capital Facility and no availability under the Acquisition Facility. At May 31, 2000, the Company had no availability under either facility.

         From time to time, AVTEAM utilizes all of its available borrowings under its Working Capital Facility. AVTEAM is considering a number of options to provide additional capital for its business activities including refinancing its credit facility and raising additional capital through the sale of debt or equity securities. Without additional capital, AVTEAM's business, financial condition and results of operations could be materially adversely affected in the future.

         On May 25, 2000, the Lenders informed the Company that it was in default under certain provisions of the Credit Agreement. These provisions included "Delivery of Annual Financial Statements for the Fiscal Year ended December 31, 1999," "Delivery of Quarterly Financial Statements for Fiscal Quarter ended March 31, 2000," "Delivery of the Borrowing Base Certificate as of January 31, 2000, February 29, 2000 and March 31, 2000" and certain provisions related to economic ratios. As a result of these defaults, the Lenders informed the Company that beginning May 26, 2000, the loans and all other obligations outstanding under the Credit Agreement would be subject to the per annum rate of interest equal to the otherwise applicable rate plus two (2) percent. In addition, on May 25, 2000, the Bank advised that overdrafts would not be honored in the future. The Lenders have also engaged PriceWaterhouseCoopers LLP to assist the Lenders with the Credit Agreement.

         On June 7, 2000, the Company obtained waivers of the provisions referred to above and entered into a second amendment to the Credit Facility (the "Second Amendment") whereby events of default were waived and certain financial covenants under the Credit Agreement were amended for the year-ended December 31, 1999 and subsequent periods. The Second Amendment waives all financial covenants for the periods ended December 31, 1999, March 31, 2000, and June 30, 2000. The Second Amendment requires the Company to deliver to the Lenders monthly consolidated balance sheets and consolidated statements of income, retained earnings, shareholders' equity and cash flows as well as periodic reports detailing actual cash expenditures and cash flow projections. The Second Amendment further gives the Agent the ability to determine, in its reasonable discretion, which items may be considered "eligible receivables" and "eligible inventory." In connection with the Second Amendment, the Lenders and the Company entered in to a Lockbox Agreement whereby all of the Company's proceeds received by its account debtors are to be placed in an account held by the Agent for the benefit of the Lenders. These funds will be used to repay the Company's obligations under the Credit Agreement. Such repayment would have the effect of creating availability under the Working Capital Facility, subject to satisfaction of all other relevant borrowing conditions.

OTHER EVENTS

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp., completed its acquisition of substantially all of the assets and the assumption of certain liabilities of M&M for an aggregate purchase price of $30 million and the issuance of 350,000 shares of Class A Common Stock. Concurrent with the Acquisition, the Company made a debt repayment of $3.4 million to M&M's lender. The Acquisition was financed from available cash and AVTEAM's existing Credit Agreement.

         On May 17, 1999, the Company announced that it had retained Credit Suisse First Boston to assist the Company in exploring possible alternatives to improve shareholder value. A range of possible transactions including a sale, recapitalization, refinancing, and establishment of strategic relationships with other companies was examined. On October 18, 1999, the Company announced that it would continue its present operating strategy.

         On November 15, 1999, the Company entered into an operating lease agreement with a leasing company in order to obtain certain equipment and tooling used in the repair and maintenance of CFM56-3 engines. This transaction will result in an annual rental charge to operations of approximately $1.1 million.

RECENT TRENDS

         Sales in the first half of 2000 are expected to decline by approximately 20% from prior year levels due to soft industry market conditions. The Company believes that such market conditions result from increased fuel prices and rising interest rates and their effect on the airline industry. Market conditions have also been negatively impacted as a result of deteriorating financial positions of certain competitors who have reduced engine and component sales prices. The Company believes that many customers have been recently delaying their purchase and MRO requirements, however, it is believed to be unlikely that such delayed purchase decisions will continue much longer since airlines must perform regular maintenance. The Company believes that its gross margin percentage for the first half of 2000 will be approximately 30% below that of the same period of 1999 and that the absence of or limited availability of working capital will also negatively impact its operations. Lower operating expenses through reduced personnel costs will serve to partially offset the effect of lower gross margins and increased interest expense.

SEASONALITY

         Demand for Engines and Components has historically been seasonal, with increased demand during the summer months. This seasonality exists because aircraft engine performance is directly related to ambient temperature (as temperatures rise it is more difficult for aircraft engines to perform properly). As a result, certain aircraft engines are removed from service during the summer months due to the failure of those particular aircraft engines to comply with exhaust gas temperature limitations. Aircraft engines of the same type and model can have different performance capabilities. The summer months also include peak travel periods during which aircraft utilization levels are high. The Company cannot predict the impact of the recent trends discussed above on historical seasonal demand patterns. In addition, the timing of whole aircraft engines sold, which have a substantially greater purchase price than the installed parts and components, may cause significant fluctuations in the Company's quarterly operating results. The Company has in the past and may in the future experience substantial quarterly fluctuations in sales as a result of these seasonal effects and the timing of whole engine sales.

IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates which may adversely affect results of operations and financial condition. The Company seeks to minimize the risks from these interest rate fluctuations through regular operating and financing activities. The Company utilizes variable-rate debt as described in Note 9 of Notes to Consolidated Financial Statements.

         At December 31, 1999, the Company's variable rate debt had a carrying value of $63.0 million. The fair value of the debt approximates the carrying value because the variable rates approximate market rates. A 10% increase in the period end interest rate would have a negative impact of approximately $704,000 on the Company's results of operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         (A) EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

          NAME                                         AGE       POSITION
          ----                                         ---       --------
          Donald A. Graw........................       45        Chairman of the Board, President and Chief
                                                                 Executive Officer
          Jaime J. Levy.........................       44        Executive Vice President and Director
          Bryan Thomas McFarland................       46        Vice President - Business Development
          Mark S. Koondel.......................       53        Chief Financial Officer, Treasurer and
                                                                 Assistant Secretary
          Paula Sparks..........................       47        Vice President - Quality Assurance

         DONALD A. GRAW joined the Company in January 1994 and has served as its Chief Executive Officer, President and a member of its Board of Directors since that time. Mr. Graw became Chairman of the Board of Directors in March 1998. From February 1991 to November 1993, Mr. Graw served as Vice President and Chief Operating Officer of Scamp Auto Rental I, Inc., a subsidiary of Dollar Rent-A-Car System, Inc., with 42 retail locations throughout Florida. From July 1982 to October 1990, Mr. Graw was employed by Diversified Services, Inc., a franchisee of Budget Rent-A-Car, starting as the Chief Financial Officer and becoming the Executive Vice President in February 1989.

         JAIME J. LEVY joined the Company in July 1994 and has served as its Executive Vice President and a member of its Board of Directors since that time. From February 1991 to July 1994, Mr. Levy served as President of Turbine Engine Sales Group, Inc. ("Turbine") which was acquired in July 1994 by Richard Preston and Leon Sragowicz, co-founders of the Company. From March 1986 to January 1991, Mr. Levy served as the Director of Sales and Marketing for BET Air, Inc., an aviation surplus parts company.

         BRYAN THOMAS MCFARLAND joined the Company in July 1994 as the Vice President -- Technical Operations and became Vice President -- Business Development in February 1997. From August 1992 to July 1994, Mr. McFarland served as Vice President -- Technical Operations of Turbine. Prior thereto, Mr. McFarland served as the quality manager for International Aircraft Associates, a customer sales manager for Aerothrust Corp. and a purchasing agent for Eastern Airlines, Inc. Mr. McFarland holds an Airframe and Powerplant license issued by the Federal Aviation Administration.

         MARK S. KOONDEL joined the Company in April 1996 as the Chief Financial Officer and Treasurer. From November 1995 to April 1996, Mr. Koondel served as the Controller of AEC One Stop Group, Inc., a pre-recorded music distributor. From November 1992 to October 1995, Mr. Koondel served as the Vice President of Finance of Buenos Aires Embotelladora, S.A., a publicly traded Pepsi-Cola franchisee. From January 1985 to November 1992, Mr. Koondel served as the Controller of Florida Coca-Cola Bottling Co., Inc. Prior thereto, Mr. Koondel worked in public accounting with Main Hurdman and Coopers & Lybrand for a total of seven years.

         PAULA SPARKS joined the Company in March 1997 as Vice President -- Quality Assurance. For more than 21 years prior thereto, Ms. Sparks was employed by Pratt & Whitney, most recently as a Quality Assurance Manager. While at Pratt & Whitney Overhaul and Repair, she was one of two holders of an Organizational Designated Airworthiness Representative Certificate. Ms. Sparks is an active member of the Quality Assurance Committee of the Airline Suppliers Association and the American Society for Quality Control.

         Executive officers serve at the pleasure of the Board of Directors, except as otherwise provided below. See "Executive Compensation - Employment Agreements."

         (B) DIRECTORS

         The following information is set forth with respect to each person currently serving as a director of the Company and expected to be nominated for election as a director of the Company at its annual meeting of shareholders in 2000. Donald A. Graw and Jaime Levy, executive officers of the Company, are directors and nominees. Reference is made to the information set forth above under "Executive Officers" for a description of the business experience of Messrs. Graw, and Levy.

         The following table sets forth certain information concerning each person serving as a director and expected nominees.

   NAME                             AGE      POSITION WITH THE COMPANY             DIRECTOR SINCE
   ----                             ---      -------------------------             --------------
   Donald A. Graw...............    45       Chairman of the Board, President     January 1994
                                             and Chief Executive Officer
   Jaime J. Levy................    44       Executive Vice President             July 1994
                                             and Director
   Eugene P. Lynch..............    38       Director                             December 1996
   Sanford Miller...............    47       Director                             March 1998
   James McLellan...............    66       Director                             December 1998

----------

         EUGENE P. LYNCH joined the Company's Board of Directors in December 1996. Mr. Lynch is a Managing Director of The Clipper Group. Mr. Lynch currently serves on the Board of Directors of David's Bridal, Inc., Owosso Corp., TravelCenters of America, Inc. and several other privately-held companies.

         SANFORD MILLER joined the Company's Board of Directors in March 1998. From 1994 to present, Mr. Miller has been the Chairman of the Board and Chief Executive Officer of Budget Group, Inc., owner of Budget Rent A Car Corporation. Prior to 1994, Mr. Miller was a principal of various Budget Rent A Car franchises. Mr. Miller served as president of the American Car Rent Association in 1993. Mr. Miller is also a director of Peninsula Bank of Volusia County.

         JAMES MCLELLAN joined the Company's Board of Directors in December 1998 as a result of the acquisition of M&M Aircraft Services, Inc. Previously, Mr. McLellan was one of three owners of M&M and had worked there for 16 years since its founding.

         There are no family relationships among any of the Company's directors and officers.

         (C) SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of the Company's Class A Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by regulations promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms that they file.

         With reference to transactions during 1999, to the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table shows, for 1997, 1998 and 1999 the compensation earned by the Named Executive Officers:

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                                                             SECURITIES
                 NAME AND PRINCIPAL                    ANNUAL COMPENSATION (1)           UNDERLYING OPTIONS/
                     POSITION(S)                  YEAR        SALARY($)    BONUS($)          SARS (#) (2)
                     -----------                  ----        ---------    --------          ------------
        Donald A. Graw                            1999         288,000           --            51,000
          Chairman of the Board,                  1998         260,000       67,600              --
          President and Chief Executive           1997         260,000      135,200            51,000
          Officer

        Jaime J. Levy                             1999         245,000           --            42,000
          Executive Vice President                1998         220,000       57,200              --
                                                  1997         220,000      114,400            42,000

        Bryan T. McFarland                        1999         150,000           --            20,000
          Vice President -                        1998         139,500       34,000              --
          Business Development                    1997         110,000       57,200            20,000

        Mark S. Koondel                           1999         140,000           --            18,000
          Chief Financial Officer                 1998         129,650       34,000              --
          and Treasurer (3)                       1997         115,000       40,000            18,000

        Dallas Cobb                               1999         133,000           --            14,000
          Vice President -                        1998         124,400       34,000              --
          Operations (4)                          1997         108,077       28,600            12,500


(1) Perquisites to each officer did not exceed the lesser of $50,000 or 10% of the total salary and bonus for such officer.

(2) The 1997 options have an exercise price of $8.50 per share and the 1998 options have an exercise price of $4.75 per share. Both grants become exercisable in increments of 35% after one year from the date of grant, 35% after two years from the date of grant and 30% after three years from the date of grant. In the event of a merger, consolidation, acquisition of the Company's stock or acquisition of substantially all of the assets of the Company, these options become immediately vested.

(3)   Effective as of April 1996.

(4)   Resigned May 2000.


         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during 1999 and unexercised options held as of the end of 1999.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                            NUMBER OF SECURITIES
                                                                                 UNDERLYING                 VALUE OF
                                                                            UNEXERCISED OPTIONS     UNEXERCISED IN-THE-MONEY
                                                                                     AT                      OPTIONS
                                                                                 FY-END(#)                AT FY-END($)
                                           SHARES                          ---------------------   --------------------------
                                         ACQUIRED ON          VALUE             EXERCISABLE/              EXERCISABLE/
                    NAME                EXERCISE (#)       REALIZED ($)        UNEXERCISABLE              UNEXERCISABLE
                    ----                ------------       ------------        -------------              -------------
       Donald A. Graw..............          --                  --           53,550 / 48,450                -- /--
       Jaime J. Levy...............          --                  --           44,100 / 39,900                -- /--
       Bryan Thomas McFarland......          --                  --           21,000 / 19,000                -- /--
       Mark S. Koondel.............          --                  --           18,900 / 17,100                -- /--
       Dallas Cobb.................          --                  --           13,650 / 12,850                -- /--

DIRECTOR COMPENSATION

         In 1999, Messrs. Lynch and Miller each received options to acquire 10,000 shares of the Company's common stock at an exercise price of $7.19 as consideration for their services as directors. In addition, the directors are reimbursed for expenses for attending Board of Directors meetings and committee meetings.

EMPLOYMENT AGREEMENTS

         As of September 1, 1999, Messrs. Graw and Levy entered into amended and restated employment agreements (collectively, the "Graw and Levy Employment Agreements") with the Company providing for employment as the President and Chief Executive Officer and Executive Vice President, respectively. The Graw and Levy Employment Agreements provide that Messrs. Graw and Levy will receive an annual base salary of $350,000 and $300,000, respectively, for an initial term of three years expiring September 1, 2002, as well as the right to participate in the Option Plan and the Incentive Plan. The Graw and Levy Employment Agreements contain confidentiality and noncompete covenants from Messrs. Graw and Levy in favor of the Company. Upon termination without cause, Messrs. Graw and Levy will be entitled to receive two years' annual base salary paid in one lump sum. In the event of a change in control of the Company and Messrs. Graw or Levy's employment is terminated by the Company or the employee under certain circumstances, each of Messrs. Graw and Levy are to receive severance payments including amounts equivalent to 2.99 and 2.5 times their respective annual base salaries.

         On June 1, 1998, Mr. Koondel entered into an employment agreement (the "Koondel Employment Agreement") with the Company providing for employment as the Chief Financial Officer and Treasurer. On January 5, 1998, Mr. McFarland entered into an employment agreement (the "McFarland Employment Agreement") with the Company providing for employment as the Vice President - Business Development. The Koondel and McFarland Employment Agreements provide that Messrs. Koondel and McFarland will receive annual base salary of $130,000 and $140,000, respectively, for a term of three years, as well as the right to participate in the Option Plan and the Incentive Plan. The base salary is subject to increase based on the individual performance of the executive and competitive practices in the industry. The Koondel and McFarland Employment Agreements contain confidentiality and noncompete covenants from Messrs. Koondel and McFarland in favor of the Company. Upon termination without cause, Mr. McFarland will be entitled to receive one year's annual base salary payable in bi-weekly installments and Mr. Koondel will be entitled to receive nine month's annual base salary payable in bi-weekly installments.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         In 1999, the Compensation Committee consisted of Messrs. Lynch and Miller, neither of whom are employed by the Company. Each such person is a "disinterested person" within the meaning of Rule 16b-3 under the Exchange Act. There are no interlocks with other companies within the meaning of the SEC's proxy rules.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's executive compensation program is administered by the Compensation Committee and the Board of Directors. The Compensation Committee consists entirely of directors who are not employees of the Company to ensure that executive compensation is determined in an objective manner. In addition, the Compensation Committee's function is to administer the Option Plan and Key Executive Annual Incentive Plan (the "Incentive Plan") and other key provisions of the executive compensation program.

COMPENSATION PHILOSOPHY

         The Company is engaged in a highly competitive and dynamic industry, and the Company's success depends in large part upon its ability to attract, motivate, retain and reward executive officers. The Company's executive compensation program has been designed to (i) align executive compensation with shareholder interests, (ii) attract, motivate, retain and reward a highly competent management team, (iii) link compensation to individual and Company performance and (iv) achieve a balance between incentives for short-term and long-term results. The Company's executive compensation package consists of the payment of a base salary, the opportunity to be paid a cash bonus and the issuance of stock options. The Board of Directors and the Compensation Committee believe that this philosophy will motivate the Company's executives and, thereby, reinforce the accomplishment of the Company's strategic and financial goals.

         Executive compensation decisions in 1999 were largely based upon the performance of the Company. The Board of Directors and the Compensation Committee also took into consideration the President and Chief Executive Officer's recommendation on executive officer compensation as well as various qualitative and quantitative indicators of corporate and individual performance in determining executive officer compensation.

ELEMENTS OF THE EXECUTIVE COMPENSATION PROGRAM

         BASE SALARIES

         The Company's salary levels for Donald Graw, Jaime Levy, Bryan Thomas McFarland, Mark Koondel and Paula Sparks are determined in accordance with written employment agreements between the Company and such executives. The amounts being paid to the executive officers mentioned above and the other executive officers of the Company result from negotiations between the Company and such executive officers, and are believed to be competitive with amounts paid to executives in similar positions by other similarly-situated public companies in the business of supplying aftermarket aircraft engines, engine parts and airframe components and engine maintenance, repair and overhaul services. The Board of Directors and the Compensation Committee believe that the emerging nature of the Company's business, coupled with the attendant risks, require that the Company offer a competitive compensation package in order to attract executive officers of the caliber required to enable the Company to achieve its business objectives. Salary increases are designed to reflect competitive practices in the industry, financial performance of the Company and the individual performance of the executive.

         INCENTIVE PLAN

         The Company has adopted the Incentive Plan pursuant to which key executives of the Company may receive bonus compensation based on the Company's financial performance during fiscal year 2000. Under the Incentive Plan, the Company's President and Executive Vice President and other executives designated by the Compensation Committee are assigned a target award expressed as a percentage of base salary in varying amounts (not to exceed 100% of base salary). The actual award is subject to achievement by the Company of minimum levels of pre-tax income. The Compensation Committee has the authority to establish target awards and to determine final awards in the event that the Company's pre-tax income is less than the levels established under the Incentive Plan.

         LONG-TERM INCENTIVES

         The objective of the Company's long-term incentive program is to offer opportunities for stock ownership in the Company through the issuance of stock options. By encouraging stock ownership, the Company seeks to attract, retain, motivate and reward qualified personnel and to encourage such persons to devote their best efforts to the business and financial success of the Company. In furtherance of this purpose, the Option Plan authorizes the granting of incentive stock options and non-statutory stock options to purchase shares of Class A Common Stock to officers, directors, consultants, and key employees of the Company and its affiliates. Grant levels under the Option Plan consider such factors as awards to officers of companies within the Company's peer group, the executive's tenure, responsibilities and current stock and option holdings.

         CHIEF EXECUTIVE OFFICER COMPENSATION

         The Compensation Committee is responsible for recommending the compensation of the Chief Executive Officer. Such compensation is determined in the same manner as the compensation of the other executive officers of the Company.

         SECTION 162(M) COMPLIANCE

         The Company does not presently anticipate that the compensation of any of the Named Executive Officers will exceed the $1,000,000 non-performance based compensation threshold of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). The Company and the Compensation Committee will continue to monitor the compensation levels of the Named Executive Officers and determine the appropriate response to Code Section 162(m), when and if necessary. It is the Company's intention to bring the Company's stock option program into compliance with Code Section 162(m), if necessary, to insure that stock option grants are excluded from the compensation calculation for the purposes of Code Section 162(m).

                       COMPARATIVE STOCK PERFORMANCE CHART

         The following graph compares the cumulative total shareholder return on the Company's Class A Common Stock beginning October 31, 1997, with the cumulative total return for the same period of the NASDAQ Composite Index and the NASDAQ Industrial Index.




                                    [GRAPH]


                               31-OCT-97    31-DEC-97   31-DEC-98    31-DEC-99
                               ---------    ---------   ---------    ---------
         AVTEAM, IND.            100.00       104.60       45.67        63.35
         NASDAQ COMPOSITE        100.00        98.63      138.28       257.36
         NASDAQ INDUSTRIAL       100.00        96.33      103.29       177.87

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth, as of April 11, 2000, information with respect to the beneficial ownership of the Company's Class A Common Stock by (i) each director of the Company (each of whom are expected to be nominees for election as directors at the Meeting), (ii) (A) the Company's Chairman, President and Chief Executive Officer and (B) the other four most highly compensated executive officers of the Company at the end of 1999 whose compensation exceeded $100,000 (the persons referred to in (ii) (A)-(B) are hereinafter collectively referred to as the "Named Executive Officers"), (iii) the beneficial owners of more than 5% of the outstanding shares of Class A Common Stock and (iv) all directors and executive officers of the Company as a group.

                                                      SHARES BENEFICIALLY OWNED
                                              -----------------------------------------
                                                   AMOUNT(1)             PERCENTAGE
                                              ------------------    -------------------
NAME AND ADDRESS OF BENEFICIAL OWNER          CLASS A    CLASS B    CLASS A(2)  CLASS B
------------------------------------          -------    -------    ----------  -------
Donald A. Graw(3) .......................     553,550          --       4.6%         --
Jaime J. Levy(4) ........................     352,100          --       3.1%         --
Bryan Thomas McFarland(5) ...............      21,000          --         *          --
Mark S. Koondel(6) ......................      18,900          --         *          --
Dallas Cobb(7) ..........................      13,650          --         *          --
Eugene P. Lynch(8) ......................      10,000          --         *          --
James L. McLellan(9) ....................     110,146          --       1.0%         --
Sanford Miller(8) .......................      50,000          --         *          --
Newberger Berman, LLC(10) ...............   1,207,928          --      10.7%         --
The Clipper Group(11) ...................   1,974,642     439,644      17.5%        100%
Dimensional Fund Advisors, Inc.(12) .....     759,000          --       6.7%         --
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A
GROUP ...................................   1,083,646          --       9.6%         --

----------

      *  Less than 1%.

(1) Includes shares of Class A Common Stock which may be acquired pursuant to outstanding stock options exercisable within 60 days of the Record Date.
(2) Based on 11,996,176 shares of Class A Common Stock issued and outstanding on the Record Date, plus shares of Class A Common Stock which may be acquired pursuant to outstanding stock options exercisable within 60 days of the Record Date.
(3) Includes 53,550 shares of Class A Common Stock which may be acquired upon the exercise of outstanding stock options.
(4) Includes 44,100 shares of Class A Common Stock which may be acquired upon the exercise of outstanding stock options.
(5) Includes 21,000 shares of Class A Common Stock which may be acquired upon the exercise of outstanding stock options.
(6) Includes 18,900 shares of Class A Common Stock which may be acquired upon the exercise of outstanding stock options.
(7) Includes 13,650 shares of Class A Common Stock which may be acquired upon the exercise of outstanding stock options. Mr. Cobb resigned in May 2000.
(8) Includes 10,000 shares of Class A Common Stock which may be acquired upon the exercise of outstanding stock options.
(9) Such shares are being held in escrow to satisfy Mr. McLellan's indemnification obligations and are subject to reduction pursuant to the terms of that certain Asset Purchase Agreement dated October 12, 1998 among the Company, AVTEAM Engine Repair Corp., M&M Aircraft Services, Inc. and its shareholders.
(10)     The address of this person is 605 Third Avenue, New York, NY 10158.
(11) Includes shares beneficially owned by Clipper/Merchant Partners, L.P., Clipper/Merban, L.P., Clipper Equity Partners I, L.P., Clipper/European Re, L.P., and Clipper Capital Associates, L.P. (whose address is 650 Madison Avenue, New York, New York 10022). Clipper Capital Associates, L.P. is the general partner of all of The Clipper Group partnerships. The general partner of Clipper Capital Associates, L.P. is Clipper Capital Associates, Inc. Robert B. Calhoun is the sole shareholder and a director of Clipper Capital Associates, Inc. As a result, each of Mr. Calhoun, Clipper Capital Associates, L.P. and Clipper Capital Associates, Inc. is deemed to beneficially own all shares of Class A Common Stock and Class B Common Stock beneficially owned by The Clipper Group. Merchant Capital, Inc., an affiliate of Credit Suisse First Boston Corporation ("CSFBC"), is a 99% limited partner of Clipper/Merchant Partners, L.P. Credit Suisse Group, an affiliate of CSFBC, is an indirect 99% limited partner of Clipper/Merban, L.P. None of Merchant Capital, Inc., CSFBC and Credit Suisse Group is an affiliate of The Clipper Group or Clipper Capital Associates, L.P.
(12) The address of this person is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401-1038.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The balance sheets as of December 31, 1998 and December 31, 1999 and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 are filed as part of this report.

         (1)      Consolidated Financial Statements

                  Report of Independent Certified Public Accountants Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedule
                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1998 and 1999

         (3)      Exhibits:

EXHIBIT

NUMBER   EXHIBIT

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

10.2 AVTEAM Tax Allocation and Indemnification Agreement dated December 5, 1996 between Registrant and Donald A. Graw previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.3 Lease Agreement dated December 28, 1994 between Registrant and Sunbeam Properties, Inc. and incorporated herein by reference.

10.4 Lease Agreement dated November 13, 1995 between Registrant and Sunbeam Properties, Inc. previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.5 Indemnification Agreement between Registrant and Donald A. Graw effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.6 Indemnification Agreement between Registrant and Jaime J. Levy effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.7 Indemnification Agreement between Registrant and Mark S. Koondel effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.8 Indemnification Agreement between Registrant and Richard Preston effective as of April 12, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.9 Indemnification Agreement between Registrant and Dallas Cobb effective as of March 20, 1996 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.10 Indemnification Agreement between Registrant and Bryan Thomas McFarland effective as of March 20, 1997 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.11 Indemnification Agreement between Registrant and Eugene P. Lynch dated effective as of March 20, 1997 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.12 Indemnification Agreement dated as of March 30, 1998 between the Registrant and Sanford Miller previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.13 AVTEAM, Inc. 1996 Stock Option Plan previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.14 AVTEAM, Inc. Key Executive Annual Incentive Plan previously filed as all exhibit to Registrant's Registration Statement on Form S-1 previously filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.15 Stock Purchase Agreement dated December 6, 1996 between Registrant and The Clipper Group previously filed as all exhibit to Registrant's Registration Statement on Form S-1 previously filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.16 Registration Rights Agreement dated December 6, 1996 between Registrant and The Clipper Group previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.17 AVTEAM Tax Allocation and Indemnification Agreement dated December 5, 1996 between Registrant and Jaime J. Levy previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on March 24, 1997 and incorporated herein by reference.

10.18 Lease Modification Agreement dated August 28, 1997 between Registrant and Sunbeam Properties, Inc. previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on October 15, 1997 and incorporated herein by reference.

10.19 Agreement for Purchase of Additional Securities dated August 21, 1997 between Registrant and The Clipper Group previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on September 30, 1997 and incorporated herein by reference.

10.20 Indemnification Agreement between Registrant and Paula Sparks previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on October 15, 1997 and incorporated herein by reference.

10.21 Credit Agreement dated as of April 30, 1998 by and among the Registrant, AVTEAM Aviation Field Services, Inc., Bank of America, N.A. and certain lenders identified therein, previously filed on Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998 and incorporated herein by reference.

10.22 Employment Agreement dated as of January 5, 1998 between the Registrant and Bryan T. McFarland previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998 and incorporated herein by reference.

10.23 Employment Agreement dated as of March 24, 1997 between the Registrant and Paula Sparks previously filed with the Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998 and incorporated herein by reference.

10.24 Registration Rights Agreement dated as of May 6, 1998 between the Registrant and the Equitable Life Assurance Society of the United States Separate Account No. 3 previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.25 Registration Rights Agreement dated as of May 6, 1998 between the Registrant and Credit Suisse First Boston Corporation previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.26 Registration Rights Agreement dated as of May 26, 1998 between the Registrant and the Baron Asset Fund previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.27 Registration Rights Agreement dated as of May 6, 1998 between the Registrant and the Baron Small Cap Fund previously filed as an exhibit to Registrant's Registration Statement on Form S-1, filed with the Commission on May 29, 1998 and incorporated herein by reference.

10.28 Indemnification Agreement dated as of December 1998 between the Registrant and James McLellan previously filed with the Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 17, 1999 and incorporated herein by reference.

10.29 Employment Agreement dated as of June 1, 1998 between the Registrant and Mark Koondel previously filed with the Commission as an exhibit to Registrant's Quarterly Report on Form 10-Q, filed with the Commission on May 17, 1999 and incorporated herein by reference.

10.30 Amended and Restated Executive Employment Agreement dated as of September 1, 1999 between the Registrant and Donald Graw previously filed with the Commission as an exhibit to Registrant's Current Report on Form 8-K, filed with the Commission on September 10, 1999 and incorporated herein by reference.

10.31 Amended and Restated Executive Employment Agreement dated as of September 1, 1999 between the Registrant and Jaime Levy previously filed with the Commission as an exhibit to Registrant's Current Report on Form 8-K filed with the Commission on September 10, 1999 and incorporated herein by reference.

10.32 First Amendment to Credit Agreement with Bank of America, N.A. and certain lenders identified therein dated as of October 28, 1998.*

10.33 Second Amendment to Credit Agreement with Bank of America, N.A. and certain lenders identified therein dated as of December 31, 1999. (exhibits not included).*

21.1     List of Subsidiaries of the Registrant*

23.1     Consent of Ernst & Young LLP, Independent Certified Public Accountants*

27.1     Financial Data Schedule for the Year Ended December 31, 1999*
------------

* Filed herewith.

(b)      Financial Statement Schedules:

SCHEDULE
 NUMBER           SCHEDULE

Schedule II Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1998 and 1999


(c)      Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended December 31, 1999:

         A report announcing the Company's expectations for third quarter revenues and its return to the Company's long-term operating strategy.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miramar, Florida on the 7th day of June, 2000.


                                    AVTEAM, Inc.




                                    By:         /s/ DONALD A. GRAW
                                        ----------------------------------------
                                                   Donald A. Graw
                                            Chairman of the Board, President
                                              and Chief Executive Officer


                  NAME                                        TITLE                           DATE
                  ----                                        -----                           ----
         /s/   DONALD A. GRAW
--------------------------------------      Chairman of the Board, President,             June 7, 2000
         Donald A. Graw                     Chief Executive Officer
                                            (Principal Executive Officer)

         /s/   MARK S  KOONDEL
--------------------------------------      Chief Financial Officer,                      June 7, 2000
         Mark S. Koondel                    Treasurer, Assistant Secretary
                                            (Principal Financial and
                                            Accounting Officer)

         /s/   JAIME J. LEVY
--------------------------------------      Executive Vice President,                     June 7, 2000
         Jaime J. Levy                      Director



         /s/   EUGENE P. LYNCH
--------------------------------------      Director                                      June 7, 2000
         Eugene P. Lynch




--------------------------------------      Director                                      June  , 2000
         Sanford Miller



         /s/   JAMES McLELLAN
--------------------------------------      Director                                      June 7, 2000
         James McLellan

                          AVTEAM, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
Report of Independent Certified Public Accountants   ......................  F-2

Consolidated Balance Sheets................................................  F-3

Consolidated Statements of Income..........................................  F-4

Consolidated Statements of Changes in Shareholders' Equity.................  F-5

Consolidated Statements of Cash Flows......................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
AVTEAM, Inc.

         We have audited the accompanying consolidated balance sheets of AVTEAM, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVTEAM, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




                                        /s/  ERNST & YOUNG LLP

Miami, Florida
May 4, 2000,
except for the third paragraph of
Note 9, as to which the date is
June 7, 2000

                          AVTEAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                                               DECEMBER 31,
                                                                                          ---------------------
                                                                                            1999         1998
                                                                                          --------     --------
Current assets:
  Cash and cash equivalents .........................................................     $    382     $  1,745
  Trade accounts receivable, less allowance for doubtful accounts of $1,456 and $179,
    and allowance for sales returns of $921 and $570, in 1999 and 1998, respectively        21,891       12,823
  Inventory .........................................................................       79,746       84,057
  Prepaid expenses ..................................................................        1,375        1,382
  Deposits ..........................................................................          495          935
  Deferred tax asset ................................................................        3,666        1,558
                                                                                          --------     --------
Total current assets ................................................................      107,555      102,500
Revenue producing equipment, net ....................................................       10,846        8,579
Property and equipment, net .........................................................        4,583        4,433
Goodwill, net of amortization of $923 and $37 in 1999 and 1998, respectively.........       25,651       26,739
Other assets ........................................................................        1,057          694
                                                                                          --------     --------
         Total assets ...............................................................     $149,692     $142,945
                                                                                          ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................................     $ 13,917     $ 12,280
  Accrued expenses ..................................................................        2,247        3,016
  Customer deposits .................................................................        1,398        2,513
  Notes payable to bank .............................................................       62,990           --
  Current portion of notes payable-lease financing ..................................          350          318
  Current portion of capital lease obligations ......................................          119          106
                                                                                          --------     --------
Total current liabilities ...........................................................       81,021       18,233
Capital lease obligations, net of current portion ...................................          123           81
Notes payable - lease financing .....................................................        2,969        3,348
Deferred income taxes................................................................        1,985        1,131
Notes payable to bank ...............................................................       59,990       60,800
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued
    or outstanding in 1999 and 1998 .................................................           --           --
  Class A Common Stock, $.01 par value, 77,000,000 shares authorized, 10,996,176 shares issued and outstanding in 1999, 11,015,739 shares issued and outstanding
    in 1998 .........................................................................          110          110
  Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
    shares issued and outstanding in 1999 and 1998 ..................................            4            4
  Additional paid-in capital ........................................................       49,080       49,177
  Retained earnings .................................................................       14,400       10,061
                                                                                          --------     --------
         Total shareholders' equity .................................................       63,594       59,352
                                                                                          --------     --------
         Total liabilities and shareholders' equity .................................     $149,692     $142,945
                                                                                          ========     ========


                             See accompanying notes.

                          AVTEAM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                          1999              1998            1997
                                                      ------------      ------------      ----------
Net sales .......................................     $    129,845      $     75,357      $   52,881
Cost of sales ...................................           99,580            55,515          38,385
                                                      ------------      ------------      ----------
     Gross profit ...............................           30,265            19,842          14,496
Operating expenses ..............................           17,688             8,862           7,312
                                                      ------------      ------------      ----------
Income from operations ..........................           12,577            10,980           7,184
                                                      ------------      ------------      ----------
Interest expense, net ...........................            5,595             1,774             991
                                                      ------------      ------------      ----------
Income before provision (credit) for income taxes            6,982             9,206           6,193
Provision (credit) for income taxes:
     Current ....................................            3,847             3,741           1,907
     Deferred ...................................           (1,254)             (347)            352
                                                      ------------      ------------      ----------
                                                             2,593             3,394           2,259
                                                      ------------      ------------      ----------
Net income ......................................     $      4,389      $      5,812      $    3,934
                                                      ============      ============      ==========
Net income per common share - basic .............     $       0.38      $       0.52      $     0.65
                                                      ============      ============      ==========
Weighted average number of common shares
     outstanding - basic ........................       11,448,201        11,120,725       6,073,694
                                                      ============      ============      ==========
Net income per common share - diluted ...........     $       0.38      $       0.52      $     0.52
                                                      ============      ============      ==========
Weighted average number of common equivalent
      shares outstanding - diluted ..............       11,484,542        11,129,902       7,622,194
                                                      ============      ============      ==========


                             See accompanying notes.

                          AVTEAM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     CLASS A              CLASS B
                                            PREFERRED    CLASS A      COMMON    CLASS B   COMMON   ADDITIONAL
                                PREFERRED    STOCK       COMMON       STOCK     COMMON    STOCK     PAID-IN    RETAINED
                                  SHARES     AMOUNT      SHARES       AMOUNT    SHARES    AMOUNT    CAPITAL    EARNINGS     TOTAL
                                  ------     ------      ------       ------    ------    ------    -------    --------     -----
Balance at December 31, 1996 ... 1,700,000   $ 17      5,000,000      $ 50         --      $-     $ 14,611      $    315   $ 14,993

  Issuance of Preferred Stock ..   714,286      7             --        --         --                4,993            --      5,000
  Issuance of Class A
    Common Stock for loans and
      inventory ................        --     --        327,772         3         --       -        2,291            --      2,294
  Issuance of Class A Common
   Stock, net of issuance costs
   of $987                              --     --      3,363,325        34         --       -       25,549            --     25,583
  Conversion of Preferred
   Stock to Class A and Class B
     Common Stock ............. (2,414,286)   (24)     1,974,642        20    439,644       4           --            --         --
  Net income ...................        --     --             --        --         --       -           --         3,934      3,934
                                ----------   ----     ----------      ----    -------     ----    --------      --------   --------
Balance at December 31, 1997 ...        --     --     10,665,739       107    439,644       4       47,444         4,249     51,804


  Issuance of Class A Common
     Stock for purchase of
     certain assets and
     liabilities of M&M
     Aviation Services, Inc.            --     --        350,000         3         --       -        1,733            --      1,736
Net income .....................        --     --             --        --         --       -           --         5,812      5,812
                                ----------   ----     ----------      ----    -------     ----    --------      --------   --------
Balance at December 31, 1998 ...        --     --     11,015,739       110    439,644       4       49,177        10,061     59,352
  Class A Common Stock
     released from escrow ......        --     --        (19,563)       --         --       -          (97)          (50)      (147)
Net income .....................        --     --             --        --         --       -           --         4,389      4,389
                                ----------   ----     ----------      ----    -------     ----    --------      --------   --------
Balance at December 31, 1999 ...        --   $ --     10,996,176      $110    439,644      $4     $ 49,080      $ 14,400   $ 63,594
                                ==========   ====     ==========      ====    =======     ====    ========      ========   ========




                             See accompanying notes.

                          AVTEAM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     1999        1998        1997
                                                                   --------    --------    --------
OPERATING ACTIVITIES
Net income .....................................................   $  4,389    $  5,812    $  3,934
Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
     Depreciation and amortization .............................      3,120       1,764         562
     Bad debt expense ..........................................      1,076          --         136
     Deferred tax provision (credit) ...........................     (1,254)       (347)        352
     Changes in operating assets and liabilities, net of effects from purchase of M&M Aircraft Services, Inc. (1998 only):
        Trade accounts receivable ..............................    (10,144)     (4,646)       (857)
        Inventory ..............................................      8,827     (40,434)     (9,975)
        Prepaid expenses and deposits ..........................        447        (371)       (116)
        Due from affiliate .....................................         --          --         343
        Other assets ...........................................       (363)          4        (373)
        Accounts payable .......................................      1,637       6,837      (1,978)
        Accrued expenses/customer deposit ......................     (1,884)       (606)        598
        Due to shareholders and affiliates .....................         --          --        (292)
                                                                   --------    --------    --------
          Net cash provided by (used in) operating activities ..      5,851     (31,987)     (7,666)

INVESTING ACTIVITIES
Purchase of certain assets and liabilities of M&M Aircraft
        Services, Inc. .........................................         --     (34,196)         --
Purchases of revenue producing equipment .......................     (7,773)     (7,238)     (2,878)
Purchases of property and equipment ............................     (1,201)     (1,570)       (516)
Other ..........................................................         55          --          --
                                                                   --------    --------    --------
          Net cash used in investing activities ................     (8,919)    (43,004)     (3,394)

FINANCING ACTIVITIES
Payments on capital leases .....................................       (138)       (114)        (95)
Payments on notes payable - lease financing ....................       (347)     (2,626)       (129)
Net proceeds from (payments on) line of credit .................      2,190      60,800        (404)
Payments of shareholders' advances/loans .......................         --          --      (2,513)
Net proceeds from sale of preferred stock ......................         --          --       5,000

Net proceeds from sale of common stock .........................         --          --      27,877
                                                                   --------    --------    --------
          Net cash provided by financing activities ............      1,705      58,060      29,736
                                                                   --------    --------    --------
          Net (decrease) increase in cash and cash equivalents .     (1,363)    (16,931)     18,676
          Cash and cash equivalents at beginning of year .......      1,745      18,676          --
                                                                   ========    ========    ========
          Cash and cash equivalents at end of year .............   $    382    $  1,745    $ 18,676
                                                                   ========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid ..................................................   $  5,242    $  1,765    $  1,097
Income taxes paid ..............................................   $  4,215    $  3,774    $  2,810
                                                                   ========    ========    ========
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Revenue producing equipment acquired under capital leases ......   $     --    $  2,147    $  4,274
                                                                   ========    ========    ========
Office furniture and equipment acquired under capital leases ...   $    193    $     --    $    265
                                                                   ========    ========    ========
Preferred shares converted to common shares ....................   $     --    $     --    $ 16,357
                                                                   ========    ========    ========
Stock issued in connection with acquisition ....................   $     --    $  1,736    $     --
                                                                   ========    ========    ========
Shares released from escrow in connection with acquisition .....   $    147    $     --    $     --
                                                                   ========    ========    ========
Transfer of revenue producing equipment to inventory ...........   $  4,516    $  7,114    $     --
                                                                   ========    ========    ========


                             See accompanying notes.

                          AVTEAM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

1.       BUSINESS AND ACQUISITION

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. On December 15, 1998, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Engine Repair Corp., a Florida corporation, completed its acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc., a Florida corporation, an FAA licensed aircraft engine maintenance, repair and overhaul facility. The accompanying consolidated financial statements as of December 31, 1999 and for the year then ended include the accounts of AVTEAM, Inc., AVTEAM Engine Repair Corp. ("AERC") and AAFS, collectively (the "Company") after elimination of intercompany accounts and transactions.

         The Acquisition was made pursuant to an Asset Purchase Agreement dated October 12, 1998 by and among AVTEAM, AVTEAM Engine Repair Corp., the Seller and the shareholders of the Seller. The consideration in the acquisition consisted of $30 million in cash, debt repayment of $3.4 million and the issuance of 350,000 shares of Class A Common Stock. Under the provisions of an escrow agreement, in 1999 a combination of 19,563 shares of Class A Common Stock valued at $119,000 and $28,000 in cash totaling $147,000 was returned to the Company.

         Including the fair value of the common shares issued, fees and other expenses, the total cost of the acquisition amounted to approximately $35.7 million. The Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their underlying fair values. The excess of the purchase price over the fair value of net assets acquired of $26.6 million is classified as goodwill and is being amortized over 30 years.

         The following is a summary of the purchase price allocated to M&M (U.S. Dollars in millions):

                  Net working capital ...........................   $   5.9
                  Property, plant and equipment .................       2.5
                  Revenue producing assets ......................        .5
                  Other assets ..................................        .2
                  Excess of purchase price over the fair value of
                      net assets acquired .......................      26.6
                                                                    -------
                                                                    $  35.7
                                                                    =======

         The following unaudited pro forma data presents a summary of 1998 and 1997 consolidated results of operations of the Company as if the Acquisition had occurred at the beginning of the periods presented (U.S. Dollars in millions, except share data):

                                                                  DECEMBER 31,
                                                         -------------------------------
                                                              1998              1997
                                                         -------------     -------------
         Net sales .................................     $       119.1     $        79.0
         Net income ................................     $         6.0     $         1.6
         Net income per share - basic ..............     $        0.52     $        0.26
         Weighted average number of shares - basic .         1,455,383         6,423,694
         Net income per share - diluted ............     $        0.52     $        0.21
         Weighted average number of shares - diluted         1,464,560         7,972,194

                          AVTEAM, INC. AND SUBSIDIARIES

2.       SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

INVENTORY

         Inventory of aircraft engines is stated at the lower of specific cost (including overhaul costs) or market. Initially, cost of sales of engine parts from disassembled engines are recognized based on margins realized from recently sold, similar groups of engine parts. Once the remaining parts have been fully inspected and their condition has been determined, the cost of subsequent sales of engine parts from that engine are determined using the relationship of the remaining costs of that engine to estimated sales. Cost of sales for individual engine parts and airframe components purchased for resale are reflected based on the specific identification method. Cost of sales of airframe components are recognized using margins based on the relationship of cost to revenue estimates as determined by the Company through the analysis of the market price of such airframe components.

         AERC's inventories are valued at the lower of cost or market, based on the specific identification method and by the first-in, first-out method. Work in process inventory includes parts inventory, valued at the lower of cost or market and labor and overhead, valued at actual cost.

         The Company reviews its inventory for excess quantities. Based on its fourth quarter 1999 review, it determined that there were excess quantities amounting to approximately $4.7 million. Such amounts have been charged to cost of sales in the fourth quarter of 1999.

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

WARRANTIES AND PRODUCT RETURNS

         The Company, other than for services performed by AERC, does not provide service warranties in addition to those provided by overhaul facilities and as a result does not record accruals for warranties. The Company has established programs which, under specific conditions, enable its customers to return inventory. The effect of these returns is estimated based on a percentage of sales and historical experience and sales are recorded net of a provision for estimated returns. AERC's warranty costs are accrued based on management's estimates of such costs and historical sales percentages.

                          AVTEAM, INC. AND SUBSIDIARIES

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. For the years ended December 31, 1999, 1998 and 1997, accounts payable totaling $1,363,000, $5,451,000 and $5,709,000 respectively, were offset against accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) are carried at cost and are depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment...............     3-7  years
         Machinery and equipment......................     5-7  years
         Leasehold improvements.......................     3-10 years

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

RECLASSIFICATION

         Certain amounts appearing in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation.

                          AVTEAM, INC. AND SUBSIDIARIES

3.       NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income and pro forma net income per share:

                                                         1999            1998           1997
                                                     -----------     -----------     ----------
Numerator:
    Net income .................................     $ 4,389,000     $ 5,812,000     $3,934,000
                                                     ===========     ===========     ==========
Denominator:
    Denominator for basic net income
    Per share - weighted average shares ........      11,448,201      11,120,725      6,073,694

Effect of dilutive securities:
    Convertible preferred stock ................              --              --      1,546,849
    Employee stock options .....................          36,341           9,177          1,651
                                                     -----------     -----------     ----------
Dilutive potential common shares ...............          36,341           9,177      1,548,500
                                                     -----------     -----------     ----------
    Denominator for diluted earnings per share -
    Adjusted weighted - average shares and
    Assumed conversions ........................      11,484,542      11,129,902      7,622,194
                                                     ===========     ===========     ==========
Pro forma net income per common share - basic ..     $      0.38     $      0.52     $     0.65
                                                     ===========     ===========     ==========
Pro forma net income per common share - diluted      $      0.38     $      0.52     $     0.52
                                                     ===========     ===========     ==========


4.       INCOME TAXES

         The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The components of the income tax provision (benefit) are as follows:

                                    YEARS ENDED DECEMBER 31,
                                -------------------------------
                                  1999        1998        1997
                                -------      ------     -------
         Current ............   $ 3,847      $3,741     $ 1,907
         Deferred ...........    (1,254)       (347)        352
                                -------      ------     -------
         Total ..............   $ 2,593      $3,394     $ 2,259
                                =======      ======     =======

                          AVTEAM, INC. AND SUBSIDIARIES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31, 1999 and 1998 are as follows (in thousands):

                                                   DECEMBER 31,
                                              --------------------
                                                1999         1998
                                              -------      -------
       Deferred tax assets:
         Allowance for doubtful accounts      $   378      $    78
         Allowance for sales returns ....         251          206
         Inventory ......................       1,614           --
         Depreciation ...................      (1,417)        (867)
         Warranty provision .............          57          250
         Goodwill amortization ..........        (568)        (264)
         Compensation ...................          63           --
         Uniform inventory capitalization       1,303        1,024
                                              -------      -------
         Total deferred tax assets.......       3,666        1,558

       Deferred tax liabilities:
         Depreciation....................     $ 1,417      $   867
         Goodwill amortization...........         568          264
                                              -------      -------
         Total deferred tax liabilities..     $ 1,985      $ 1,131
                                              =======      =======

         The reconciliation of the expected income tax expense at federal statutory rates is as follows:

                                                         YEAR ENDED      YEAR ENDED     YEAR ENDED
                                                        DEC 31, 1999    DEC 31, 1998   DEC 31, 1997
                                                        ------------    ------------   ------------
         Tax at federal statutory rate ............         34.00%         34.00%         34.00%
         State income taxes, net of federal benefit          2.22           2.33           2.35
         Other, including permanent differences ...           .92            .54            .13
                                                            -----          -----          -----
                                                            37.14%         36.87%         36.48%
                                                            =====          =====          =====


5.       INVENTORY

         Inventory consists of the following (in thousands):

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                           1999            1998
                                          -------         -------
         Parts ..................         $58,819         $48,853
         Whole Engines & Aircraft          18,168          31,044
         Work in Process ........           2,570           3,924
         Other ..................             189             236
                                          -------         -------
                                          $79,746         $84,057
                                          =======         =======

                          AVTEAM, INC. AND SUBSIDIARIES

6.       REVENUE PRODUCING EQUIPMENT AND PROPERTY AND EQUIPMENT

         At December 31, 1999 and 1998, revenue producing equipment is net of accumulated depreciation of $1,228 and $488, respectively.

         Property and equipment consists of the following (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1999             1998
                                                                -------          -------
         Office furniture and equipment ...............         $ 1,753          $ 1,316
         Machinery and equipment ......................           3,075            2,816
         Leasehold improvements .......................           2,159            1,470
                                                                -------          -------
                                                                  6,987            5,602
         Less accumulated depreciation and amortization          (2,404)          (1,169)
                                                                =======          =======
                                                                $ 4,583          $ 4,433
                                                                =======          =======


7.       COMMITMENTS AND CONTINGENCIES

         On April 1, 1995, the Company entered into a lease agreement for new warehouse and office space under an operating lease which was to originally expire on June 30, 2000. Effective January 1, 1998, the Company leased additional warehouse and office space and together with the original space extended the lease term to December 31, 2002. In addition, effective January 1, 1996, the Company signed a lease agreement for additional warehouse and office space under an operating lease which expires on December 31, 2000. On June 1, 1997, AERC began leasing their new office and operating facilities under a noncancelable operating lease that expires May 31, 2005. The lease contains two consecutive options to extend for a period of forty-eight consecutive months each.

         On November 15, 1999, the Company entered into a 7-year operating lease agreement with a leasing company in order to obtain certain equipment and tooling used in the repair and maintenance of CFM56 engines. This transaction will result in an annual rental charge to operations of approximately $1.1 million.

         Future minimum lease payments by year and in the aggregate under operating leases are as follows (in thousands):

                  2000............................  $  3,558
                  2001............................     3,403
                  2002............................     3,433
                  2003............................     2,780
                  2004............................     2,707
                  Thereafter......................     3,448
                                                     -------
                                                     $19,329
                                                     =======

         Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2,226,000, $1,129,000 and $449,000, respectively.

         The Company has entered into various capital leases for office furniture, computer equipment, and warehouse and transportation equipment expiring in various years through 2001. Equipment under capitalized lease obligations had an original cost of approximately $482,000 at December 31, 1999 and $377,000 at December 31, 1998 and accumulated amortization was approximately $254,000 and $202,000 at December 31, 1999 and 1998, respectively.

                          AVTEAM, INC. AND SUBSIDIARIES

         Future minimum lease payments by year and in the aggregate under these capital leases were as follows at December 31, 1999 (in thousands):

         2000 ...................................................         $ 141
         2001 ...................................................           102
         2002 ...................................................            38
         Thereafter .............................................             6
                                                                          -----
         Total minimum lease payments ...........................           287
         Less amounts representing interest at 15.7% ............           (45)
                                                                          -----
         Present value of net minimum lease payments
         under capital leases (including current portion of $119)         $ 242
                                                                          =====

         Although the Company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature.

8.       RELATED PARTY TRANSACTIONS

         On September 5, 1995, the Company entered into an agreement (the "Parati Agreement") with Parati Corporation ("Parati"), a corporation wholly-owned by the former Chairman of the Board of Directors of the Company, which provided that Parati would purchase up to $10 million of certain aftermarket engines and up to $40 million of new engines and that the Company would oversee, disassemble and handle all of the operational and administrative aspects related to such engines. The Parati Agreement further provided that all proceeds from the sale of engines or parts would be divided equally between Parati and the Company after payment to Parati of amounts equal to Parati's investment in such engines less overhaul costs incurred by the Company on behalf of Parati. Overhaul costs were incurred on a component basis and were not incurred until a customer was interested in purchasing a component upon its overhaul. The Company was reimbursed for overhaul costs through a reduction of the Company's payable to Parati regardless of whether such parts were sold. In 1997 and 1996 the Company recorded sales under this agreement of approximately $495,000 and $1,925,000, respectively, with a gross profit of approximately $247,000 and $395,000. On August 21, 1997, the Company issued 38,664 shares of Class A Common Stock as payment for the remaining inventory valued at $270,647 and terminated the Parati Agreement.

         The Company purchased accounting services totaling $41,000, $46,000 and $38,000 for each of the three years 1999, 1998 and 1997, respectively, from a firm that is owned in part by a shareholder of the Company.

         Management believes that compensation received from or paid to related parties under the Parati Agreement and in connection with purchased accounting services, described above, materially approximate those which would have been received from or paid to non-affiliated third parties.

9.       NOTES PAYABLE TO BANK AND NOTES PAYABLE - LEASE FINANCING

         On February 20, 1997, the Company replaced its existing credit facility with a new credit facility with Bank of America, N.A. (formerly NationsBank, N.A.) which provided working capital of up to $20.0 million with interest at either the lender's prime rate or LIBOR plus 2.75% per annum, as determined by the Company at the time of each advance, subject to its availability calculation based on the eligible borrowing base. The eligible borrowing base included certain receivables and inventories of the Company. The credit facility also permitted the bank to issue letters of credit on behalf of the Company of up to $5.0 million, and the aggregate principal amount of any letters of credit so issued will reduce amounts available under the credit facility. The credit facility contained provisions which: (I) restrict the Company's ability to make capital expenditures and dispose of assets; (II) limit the payment of dividends or other distributions to stockholders; (III) limit incurrence of additional indebtedness, and; (IV) prohibit the repurchase, redemption or retirement of any of the Company's stock. This credit facility was replaced on April 30, 1998.

                          AVTEAM, INC. AND SUBSIDIARIES

9.       NOTES PAYABLE TO BANK AND NOTES PAYABLE - LEASE FINANCING (CONTINUED)

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a new Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility was used by the Company to finance the acquisition of M&M. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. Borrowings are subject to its availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of December 31, 1999, the Company has drawn an aggregate of $38.0 million under the Working Capital Revolving Loan Facility and $25.0 million under the Acquisition Revolving Loan Facility. At December 31, 1999, the Company had additional availability of approximately $7.0 million under the Working Capital Revolving Loan Facility. The weighted average interest rate under the Company's Credit Agreement was 8.97% and 8.56% at December 31, 1999 and 1998 respectively. Beginning on January 31, 2000 and every three months thereafter, the Company is required to make payments of $750,000 in order to reduce the Acquisition Revolving Loan Facility.

         At December 31, 1999 the Company was not in compliance with certain financial covenants of the Credit Agreement. On May 26, 2000, the Lenders informed the Company that it was in default under certain provisions of the Credit Agreement. These provisions included "Delivery of Annual Financial Statements for the Fiscal Year ended December 31, 1999," "Delivery of Quarterly Financial Statements for Fiscal Quarter ended March 31, 2000," "Delivery of the Borrowing Base Certificate as of January 31, 2000, February 29, 2000 and March 31, 2000" and certain provisions related to economic ratios. As a result of these defaults, the Lenders informed the Company that beginning May 26, 2000, the loans and all other obligations outstanding under the Credit Agreement would be subject to the per annum rate of interest equal to the otherwise applicable rate plus two (2) percent while in default. In addition, on May 25, 2000, the Bank advised that overdrafts would not be honored in the future. [On June 7, 2000, the Company obtained waivers of the provisions referred to above and entered into a second amendment to the Credit Facility (the "Second Amendment"), whereby events of default were waived and certain financial covenants under the Credit Agreement were amended for the year-ended December 31, 1999 and subsequent periods.] The Second Amendment waives all financial covenants for the periods ended December 31, 1999, March 31, 2000, and June 30, 2000 and increases interest rates by 0.25%. The Second Amendment requires the Company to deliver to the Lenders monthly consolidated balance sheets and consolidated statements of income, retained earnings, shareholders' equity and cash flows as well as periodic reports detailing actual cash expenditures and cash flow projections. The Second Amendment further gives the Agent the ability to determine, in its reasonable discretion, which items may be considered "eligible receivables" and "eligible inventory." In connection with the Second Amendment, the Lenders and the Company entered into a Lockbox Agreement whereby all of the Company's proceeds received by its account debtors are to be placed in an account held by the Agent for the benefit of the Lenders.

































         On July 25, 1997, the Company entered into an agreement with Bank of America Leasing and Capital LLC ("BALC") whereby the Company sold three Pratt & Whitney JT8D engines to BALC for approximately $4.3 million and subsequently leased-back such engines for a period of five years at fixed monthly payments. On April 23, 1998, the Company added an additional two JT8D engines to this agreement. Net proceeds were approximately $2.1 million. The Company, at its option, may repurchase any of these engines at a predetermined percentage of the original leased amount. This transaction is accounted for as a financing, wherein the aircraft engines remain on the books of the Company and are depreciated. The proceeds from the sale of these engines were used by the Company to reduce the outstanding balance of its credit facility with Bank of America. On February 18, 1998, the Company repurchased one of the engines in order to sell it to a third party leasing company. The aggregate annual maturities under this agreement are approximately as follows: 2000, $654,000; 2001, $654,000; 2002, $1,567,000, and; 2003, $1,317,000. The weighted average interest rate was 9.44% for both December 31, 1999 and 1998, respectively.

10.      SEGMENT FINANCIAL DATA

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

         AVTEAM Engine Repair Corp. (AERC) performs maintenance, repair and overhaul services for certain aircraft engines.

         The accounting policies of the segments are the same as those described in the significant accounting policies footnote. Intersegment sales are principally accounted for at prices charged independent third parties.

                          AVTEAM, INC. AND SUBSIDIARIES

         The Company evaluates performance based on several factors, of which income before provision for income taxes is the primary financial measure. Operating segment information for the years ended December 31 follows (in thousands of dollars):

         In Thousands of Dollars                   TOTAL REVENUES
                                        -------------------------------------
                                          1999          1998          1997
                                        ---------      --------      --------
         AVTEAM ...................     $  89,899      $ 70,165      $ 52,202
         AAFS .....................         5,704         3,370         1,148
         AERC .....................        50,679         3,418            --
         Eliminations .............       (16,437)       (1,596)         (469)
                                        ---------      --------      --------
         Consolidated .............     $ 129,845      $ 75,357      $ 52,881
                                        =========      ========      ========

                                      INCOME BEFORE PROVISION FOR INCOME TAXES
                                      ----------------------------------------
                                          1999          1998          1997
                                        ---------      --------      --------
         AVTEAM (a) ...............     $   5,721      $ 10,287      $  7,632
         AAFS .....................           952           269          (448)
         AERC .....................         7,132           544            --
         Eliminations .............          (342)          (83)           --
         General corporate expenses          (886)          (37)           --
         Interest expense .........        (5,595)       (1,774)         (991)
                                        ---------      --------      --------
                                        $   6,982      $  9,206      $  6,193
                                        =========      ========      ========

(a) Corporate overhead is included in AVTEAM and is not allocated.

                                                    EXPORT SALES
                                        -------------------------------------
                                          1999          1998          1997
                                        ---------      --------      --------
         AVTEAM ...................     $  15,886      $  3,072      $  3,613
         AAFS .....................           653           190            --
         AERC .....................        13,161         1,145            --
                                        ---------      --------      --------
                                        $  29,700      $  4,407      $  3,613
                                        =========      ========      ========

                                               CAPITAL EXPENDITURES
                                        -------------------------------------
                                          1999          1998          1997
                                        ---------      --------      --------
         AVTEAM ...................     $   7,939      $ 10,796      $  3,133
         AAFS .....................           158            95           261
         AERC .....................         1,157            64            --
                                        ---------      --------      --------
                                        $   9,254      $ 10,955      $  3,394
                                        =========      ========      ========

                                                DEPRECIATION EXPENSE
                                        -------------------------------------
                                          1999          1998          1997
                                        ---------      --------      --------
         AVTEAM ...................     $   1,520      $  1,656      $    516
         AAFS .....................            76            43            46
         AERC .....................           638            28            --
                                        ---------      --------      --------
                                        $   2,234      $  1,727      $    562
                                        =========      ========      ========














                                                    LONG-LIVED ASSETS
                                                  -------------------
                                                    1999        1998
                                                  -------     -------
                           AVTEAM ..............  $14,349     $11,479
                           AAFS ................      467         318
                           AERC ................    4,245       3,089
                                                  -------     -------
                                                  $19,061     $14,886
                                                  =======     =======

                          AVTEAM, INC. AND SUBSIDIARIES

                                TOTAL ASSETS
                          ------------------------
                             1999           1998
                          ---------      ---------
         AVTEAM .....     $ 137,146      $ 133,671
         AAFS .......         1,656          1,396
         M&M ........        29,905         19,295
         Eliminations       (19,015)       (11,417)
                          ---------      ---------
         Consolidated     $ 149,692      $ 142,945
                          =========      =========

11.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, accounts receivable, short-term borrowings and notes payable-lease financing in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of notes payable and notes payable-lease financing because such instruments bear variable interest rates which approximate market.

12.      EMPLOYMENT AGREEMENTS

         Effective September 1, 1999 the Company entered into Amended and Restated Employment Agreements (collectively, the "Employment Agreements") with two key executives. Prior agreements would have expired December 6, 1999. The Employment Agreements amend and extend the key executives' original employment agreements with the Company dated January 1, 1994, as amended, through September 1, 2002. The Employment Agreements provide that the two key executives will receive an annual base salary of $350,000 and $300,000, respectively, subject to cost of living adjustments as well as the right to participate in the Company's 1996 Stock Option Plan (See Note 16 and the Incentive Plan as defined below).

         The Company adopted a Key Executive Annual Incentive Plan (the "Incentive Plan"), pursuant to which key executives of the Company may receive bonus compensation based on the Company's performance during fiscal year 2000, as determined by the Compensation Committee of the Board of Directors (the "Committee"). Under the Incentive Plan, the Company's President and Chief Executive Officer and Executive Vice President and other key executives designated by the Committee are assigned a target award expressed as a percentage of base salary in varying amounts (not to exceed 100% of the base salary for the President and Chief Executive Officer and the Executive Vice President and 50% for other key executives). The actual award is subject to achievement by the Company of minimum levels of pre-tax income. The Committee has the authority to select participants other than the President and Chief Executive Officer and the Executive Vice President, to establish target awards and to determine final awards in the event that the Company's operating income is less than the level's established under the Incentive Plan during any year the Incentive Plan remains in effect.

13.      SIGNIFICANT CUSTOMERS

         In 1999 and 1998 no single customer accounted for more than 10% of net sales. In 1997 one customer accounted for 19% of 1997 net sales and a second customer accounted for 12% of 1997 net sales.

14.      CONSIGNMENT SALES

         The Company had an agreement with an airline to sell certain consigned inventory on behalf of the airline. Net sales related to this agreement include approximately $882,000 and $1,295,000 for the years ended December 31, 1997 and 1996, respectively. Such consigned inventory was purchased by the Company during 1998.

                          AVTEAM, INC. AND SUBSIDIARIES

15.      SHAREHOLDERS' EQUITY

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

         On December 15, 1998, in connection with the purchase of certain assets and liabilities of M&M Aircraft Services, Inc., the Company issued 350,000 additional shares of Class A Common Stock. In 1999, 19,563 shares were returned to the Company and retired.

16.      STOCK OPTIONS

         The Company, under its 1996 Stock Option Plan, may grant a maximum of 600,000 options to purchase Class A Common Shares at prices not less than 100% of the fair market value at the date of option grant. At the Company's annual meeting held on May 20, 1999, the shareholders approved an increase in the number of options eligible for grant to 1,000,000. Also at the same meeting the shareholders approved the 1999 Nonemployee Directors Stock Option Plan which permits the Company to grant a maximum of 100,000 options. On May 21, 1999, 30,000 options were granted in accordance with the 1999 Nonemployee Directors Stock Option Plan to three non-employee directors at an exercise price of $7.19. Such options vest immediately and expire over a ten-year period.

         On June 2, 1999, the Company notified all employee option holders that in event of the merger, consolidation, acquisition of the Company's stock or acquisition of substantially all the assets of the Company, the options held will immediately vest.

         On February 11, 1999, 271,800 options were granted to the Company's employees of which 257,600 options are outstanding as of December 31, 1999. The option exercise price is $4.75 per share. These options vest over a three-year period at rates of 35%, 35% and 30% and expire over a ten-year period. A total of 519,900 options remain available for future grants.

                          AVTEAM, INC. AND SUBSIDIARIES

         On October 31, 1997, the date of its initial public offering, the Company granted a total of 250,000 options to all of its employees of which 222,500 options are outstanding as of December 31, 1999. The option exercise price is $8.50 per share. Such options follow the same vesting schedule as those granted February 11, 1999 and expire over a ten-year period.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings would have been changed to the pro forma amounts indicated below (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                        1999              1998             1997
                                                      -------           -------          -------
       Net income                     As reported     $ 4,389           $ 5,812          $ 3,934
                                      Pro forma       $ 3,770           $ 5,075          $ 3,861

       Earnings per common share -    As reported     $   .38           $   .52          $   .65
              Basic                   Pro forma       $   .33           $   .46          $   .64

       Earnings per common share -    As reported     $   .38           $   .52          $   .52
              assuming dilution       Pro forma       $   .33           $   .46          $   .51

         The assumptions used in this calculation for each grant is as follows:

                                                 OCTOBER 1997       FEBRUARY 1999        MAY 1999
                                                 ------------       -------------        --------
           Fair value*....................           $8.21              $2.79             $4.30
           Dividend yield.................               0%                 0%                0%
           Expected volitility............           1.849%             0.639%            0.657%
           Risk-free interest rate........               5%               5.5%              5.5%
           Expected life..................          5 years            5 years           5 years

           *Using the Black-Scholes option-pricing model

         A summary of the Company's stock option activity is as follows:

                                                                    Weighted
                                                                     Average
                                                      Number of     Exercise
                                                        Shares       Price
                                                        ------       -----
         Options outstanding at January 1, 1997..           --            --
         Granted at market price ................      250,000      $   8.50
         Exercised ..............................           --            --
         Canceled ...............................           --            --
                                                      --------
         Options Outstanding at December 31, 1997      250,000      $   8.50
         Granted at market price ................           --            --
         Exercised ..............................           --            --
         Canceled ...............................      (23,400)           --
                                                      --------
         Options outstanding at December 31, 1998      226,600      $   8.50
         Granted at market price ................      271,800      $   4.75
         Granted at market price ................       30,000      $   7.19
         Exercised ..............................           --            --
         Canceled ...............................      (18,300)     $   5.59
                                                      --------
         Options outstanding at December 31, 1999      509,100      $   6.53
                                                      ========


         The following table summarizes information about stock options outstanding at December 31, 1999.


              Options Outstanding
--------------------------------------------------
                                        Remaining
                       Number          Contractual       Options
Exercise Price      Outstanding           Life          Exercisable
--------------      -----------        -----------      -----------

$8.50                222,500               7.83           155,750

$4.75                257,600               9.11            90,160

$7.19                 90,000               9.62            90,000

                          AVTEAM, INC. AND SUBSIDIARIES

17.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                              QUARTER ENDED
                                         -------------------------------------------------------
                                         MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           1999          1999            1999          1999
                                          -------       -------       ----------    ----------
Net sales .........................       $29,292       $35,488       $   30,835    $   34,230
Gross profit ......................         8,652         9,276            9,180         3,157
Net income (loss) .................         2,024         2,253            2,245        (2,133)

Net income (loss) per common share:
        Basic .....................          0.18          0.20             0.20         (0.19)
        Diluted ...................          0.18          0.20             0.20         (0.19)


                                                              QUARTER ENDED
                                         -------------------------------------------------------
                                         MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           1999          1999            1999          1999
                                          -------       -------       ----------    ----------
Net sales .........................       $13,117       $21,100       $   14,765    $   26,375
Gross profit ......................         3,885         5,328            4,294         6,335
Net income ........................         1,352         1,736            1,058         1,666

Net income per common share:
        Basic .....................          0.12          0.16             0.10          0.15
        Diluted ...................          0.12          0.16             0.10          0.15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
AVTEAM, Inc.

         We have audited the consolidated financial statements of AVTEAM, Inc. and Subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated May 4, 2000, except for the third paragraph of Note 9, as to which the date is June 7, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /s/  ERNST & YOUNG LLP

Miami, Florida
May 4, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          AVTEAM, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              Balance at   Charged to
                                                              Beginning     Costs and                    Balance at
                       Description                             of Year       Expenses     Deductions     End of Year
                       -----------                             -------       --------     ----------     -----------
Year Ended December 31, 1997 Deducted from asset accounts:
  Allowance for doubtful accounts ........................       $189         $  136         $  51(1)        $  274
  Allowance for sales returns ............................        211            428           211(2)           428
                                                                 ----         ------         -----           ------
         Total ...........................................       $400         $  564         $ 262           $  702
                                                                 ====         ======         =====           ======
Year Ended December 31, 1998 Deducted from asset accounts:
  Allowance for doubtful accounts ........................       $274         $   --         $  95(1)        $  179
  Allowance for sales returns ............................        428            570           428(2)           570
                                                                 ----         ------         -----           ------
         Total ...........................................       $702         $  570         $ 523           $  749
                                                                 ====         ======         =====           ======
Year Ended December 31, 1999 Deducted from asset accounts:
  Allowance for doubtful accounts ........................       $179         $1,085         $(192)(3)       $1,456
  Allowance for sales returns ............................        570            921           570 (2)          921
                                                                 ----         ------         -----           ------
         Total ...........................................       $749         $1,997         $ 369           $2,377
                                                                 ====         ======         =====           ======

1)       Uncollectable amounts written off, net of recoveries

2)       Application of credit memos against reserve.

3) Recoveries of previously uncollected accounts, net of uncollectable accounts written off.

                                  EXHIBIT INDEX

EXHIBIT                                                                          SEQUENTIALLY
NUMBER                  EXHIBIT                                                 NUMBERED PAGE
------                  -------                                                 -------------
10.32    First Amendment to Credit Agreement with Bank of America, N.A. and certain lenders identified therein dated as of October 28, 1998.

10.33 Second Amendment to Credit Agreement with Bank of America, N.A. and certain lenders identified therein dated as of December 31, 1999.

21.1     List of Subsidiaries of Registrant

23.1     Consent of Ernst & Young LLP, Independent Certified Public Accountants

27.1     Financial Data Schedule for the year ended December 31, 1999