Form 10-K/A
period 1999-12-31
AVTEAM INC
filed 2000-06-08
CIK 1013787

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                AMENDMENT NO. 1

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

INVESTOR CONSIDERATIONS


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


         Gross Profit. Gross profit increased 53.0% to $30.3 million in 1999 from $19.8 million in 1998. Gross margin decreased to 23.3% in 1999 from 26.3% in 1998 principally because of a $5.3 million adjustment to the carrying value of AVTEAM inventory as a result of certain quantities deemed excess. AERC's gross profit increased to $13.8 million in 1999 from $666,000 for the 15 days in 1998. See Note 2 to the Consolidated Financial Statements - "Inventory."


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

LIQUIDITY AND CAPITAL RESOURCES


         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations. During the twelve months of 1999, the operating activities of the Company provided approximately $5.9 million in cash. This increase primarily resulted from net income net of non-cash expenses of approximately $7.3 million and a decrease in inventory of approximately $8.8 million offset by an increase in accounts receivable of approximately $10.1 million. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $1.7 million during the twelve months of 1999.


THE COMPANY'S  CREDIT AGREEMENT


         On April 30, 1998, the Company, as borrower, and its subsidiaries, as guarantors, entered into a Credit Agreement (the "Credit Agreement") with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Agent" and collectively, the "Lenders"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility in the maximum aggregate principal amount of up to $70.0 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Facility") in the aggregate principal amount of up to $45.0 million and (ii) an acquisition revolving loan facility (the "Acquisition Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Facility, has been to the extent available, used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Facility was fully utilized by the Company to finance the M&M acquisition. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. Beginning on January 31, 2000 and every three months thereafter, the Company is required to make payments of $750,000 in order to reduce the Acquisition Facility. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company,
(iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of December 31, 1999, the Company had drawn an aggregate of $38.0 million under the Working Capital Facility and $25.0 million was drawn under the Acquisition Facility. At December 31, 1999 and March 31, 2000, the Company had additional availability of approximately $7.0 million and $1.7 million respectively under the Working Capital Facility and no availability under the Acquisition Facility. At May 31, 2000, the Company had no availability under either facility.


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

10.32 First Amendment to Credit Agreement with Bank of America, N.A. and certain lenders identified therein dated as of October 28, 1998, filed with the Commission on June 7, 2000 and incorporated herein by reference.


10.33 Second Amendment to Credit Agreement with Bank of America, N.A. and certain lenders identified therein dated as of December 31, 1999 (exhibits not included)*.

21.1     List of Subsidiaries of the Registrant

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Miramar, Florida on the 8th day of June, 2000.



                                    AVTEAM, Inc.




                                    By:         /s/ DONALD A. GRAW
                                        ----------------------------------------
                                                   Donald A. Graw
                                            Chairman of the Board, President
                                              and Chief Executive Officer


                  NAME                                        TITLE                           DATE
                  ----                                        -----                           ----
         /s/   DONALD A. GRAW
--------------------------------------      Chairman of the Board, President,             June 8, 2000
         Donald A. Graw                     Chief Executive Officer
                                            (Principal Executive Officer)

         /s/   MARK S  KOONDEL
--------------------------------------      Chief Financial Officer,                      June 8, 2000
         Mark S. Koondel                    Treasurer, Assistant Secretary
                                            (Principal Financial and
                                            Accounting Officer)

         /s/   JAIME J. LEVY
--------------------------------------      Executive Vice President,                     June 8, 2000
         Jaime J. Levy                      Director



         /s/   EUGENE P. LYNCH
--------------------------------------      Director                                      June 8, 2000
         Eugene P. Lynch




--------------------------------------      Director                                      June  , 2000
         Sanford Miller



         /s/   JAMES McLELLAN
--------------------------------------      Director                                      June 8, 2000
         James McLellan

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




                                        /s/  ERNST & YOUNG LLP

Miami, Florida
May 4, 2000,
except for the third paragraph of
Note 9, as to which the date is
June 7, 2000

                          AVTEAM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS



                                                                                               DECEMBER 31,
                                                                                          ---------------------
                                                                                            1999         1998
                                                                                          --------     --------
Current assets:
  Cash and cash equivalents .........................................................     $    382     $  1,745
  Trade accounts receivable, less allowance for doubtful accounts of $1,456 and $179,
    and allowance for sales returns of $921 and $570, in 1999 and 1998, respectively        21,891       12,823
  Inventory .........................................................................       79,746       84,057
  Prepaid expenses ..................................................................        1,375        1,382
  Deposits ..........................................................................          495          935
  Deferred tax asset ................................................................        3,666        1,558
                                                                                          --------     --------
Total current assets ................................................................      107,555      102,500
Revenue producing equipment, net ....................................................       10,846        8,579
Property and equipment, net .........................................................        4,583        4,433
Goodwill, net of amortization of $923 and $37 in 1999 and 1998, respectively.........       25,651       26,739
Other assets ........................................................................        1,057          694
                                                                                          --------     --------
         Total assets ...............................................................     $149,692     $142,945
                                                                                          ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................................................     $ 13,917     $ 12,280
  Accrued expenses ..................................................................        2,247        3,016
  Customer deposits .................................................................        1,398        2,513
  Notes payable to bank .............................................................       62,990           --
  Current portion of notes payable-lease financing ..................................          350          318
  Current portion of capital lease obligations ......................................          119          106
                                                                                          --------     --------
Total current liabilities ...........................................................       81,021       18,233
Capital lease obligations, net of current portion ...................................          123           81
Notes payable - lease financing .....................................................        2,969        3,348
Deferred income taxes................................................................        1,985        1,131
Notes payable to bank ...............................................................           --       60,800
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued
    or outstanding in 1999 and 1998 .................................................           --           --
  Class A Common Stock, $.01 par value, 77,000,000 shares authorized, 10,996,176 shares issued and outstanding in 1999, 11,015,739 shares issued and outstanding
    in 1998 .........................................................................          110          110
  Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
    shares issued and outstanding in 1999 and 1998 ..................................            4            4
  Additional paid-in capital ........................................................       49,080       49,177
  Retained earnings .................................................................       14,400       10,061
                                                                                          --------     --------
         Total shareholders' equity .................................................       63,594       59,352
                                                                                          --------     --------
         Total liabilities and shareholders' equity .................................     $149,692     $142,945
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

                          AVTEAM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     CLASS A              CLASS B
                                            PREFERRED    CLASS A      COMMON    CLASS B   COMMON   ADDITIONAL
                                PREFERRED    STOCK       COMMON       STOCK     COMMON    STOCK     PAID-IN    RETAINED
                                  SHARES     AMOUNT      SHARES       AMOUNT    SHARES    AMOUNT    CAPITAL    EARNINGS     TOTAL
                                  ------     ------      ------       ------    ------    ------    -------    --------     -----
Balance at December 31, 1996 ... 1,700,000   $ 17      5,000,000      $ 50         --      $-     $ 14,611      $    315   $ 14,993

  Issuance of Preferred Stock ..   714,286      7             --        --         --       -        4,993            --      5,000
  Issuance of Class A
    Common Stock for loans and
      inventory ................        --     --        327,772         3         --       -        2,291            --      2,294
  Issuance of Class A Common
   Stock, net of issuance costs
   of $987                              --     --      3,363,325        34         --       -       25,549            --     25,583
  Conversion of Preferred
   Stock to Class A and Class B
     Common Stock ............. (2,414,286)   (24)     1,974,642        20    439,644       4           --            --         --
  Net income ...................        --     --             --        --         --       -           --         3,934      3,934
                                ----------   ----     ----------      ----    -------     ----    --------      --------   --------
Balance at December 31, 1997 ...        --     --     10,665,739       107    439,644       4       47,444         4,249     51,804


  Issuance of Class A Common
     Stock for purchase of
     certain assets and
     liabilities of M&M
     Aviation Services, Inc.            --     --        350,000         3         --       -        1,733            --      1,736
Net income .....................        --     --             --        --         --       -           --         5,812      5,812
                                ----------   ----     ----------      ----    -------     ----    --------      --------   --------
Balance at December 31, 1998 ...        --     --     11,015,739       110    439,644       4       49,177        10,061     59,352
  Class A Common Stock
     released from escrow ......        --     --        (19,563)       --         --       -          (97)          (50)      (147)
Net income .....................        --     --             --        --         --       -           --         4,389      4,389
                                ----------   ----     ----------      ----    -------     ----    --------      --------   --------
Balance at December 31, 1999 ...        --   $ --     10,996,176      $110    439,644      $4     $ 49,080      $ 14,400   $ 63,594
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


         The Company reviews its inventory for excess quantities. Based on its fourth quarter 1999 review, it determined that there were excess quantities amounting to approximately $5.3 million. Such amounts have been charged to cost of sales in the fourth quarter of 1999.


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
                                =======      ======     =======

                          AVTEAM, INC. AND SUBSIDIARIES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income taxes as of December 31, 1999 and 1998 are as follows (in thousands):


                                                   DECEMBER 31,
                                              --------------------
                                                1999         1998
                                              -------      -------
       Deferred tax assets:
         Allowance for doubtful accounts      $   378      $    78
         Allowance for sales returns ....         251          206
         Inventory ......................       1,614           --
         Warranty provision .............          57          250
         Compensation ...................          63           --
         Uniform inventory capitalization       1,303        1,024
                                              -------      -------
         Total deferred tax assets.......     $ 3,666      $ 1,558
                                              =======      =======
       Deferred tax liabilities:
         Depreciation....................     $ 1,417      $   867
         Goodwill amortization...........         568          264
                                              -------      -------
         Total deferred tax liabilities..     $ 1,985      $ 1,131
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

                          AVTEAM, INC. AND SUBSIDIARIES

9.       NOTES PAYABLE TO BANK AND NOTES PAYABLE - LEASE FINANCING (CONTINUED)


         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a new Credit Agreement (the "Credit Agreement") with a syndicate of lenders (the "Lenders") led by Bank of America, N.A., as administrative agent (the "Agent"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes. The Acquisition Revolving Loan Facility was used by the Company to finance the acquisition of M&M. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. Borrowings are subject to its availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of December 31, 1999, the Company has drawn an aggregate of $38.0 million under the Working Capital Revolving Loan Facility and $25.0 million under the Acquisition Revolving Loan Facility. At December 31, 1999, the Company had additional availability of approximately $7.0 million under the Working Capital Revolving Loan Facility. The weighted average interest rate under the Company's Credit Agreement was 8.97% and 8.56% at December 31, 1999 and 1998 respectively. Beginning on January 31, 2000 and every three months thereafter, the Company is required to make payments of $750,000 in order to reduce the Acquisition Revolving Loan Facility.



         At December 31, 1999 the Company was not in compliance with certain financial covenants of the Credit Agreement. On May 25, 2000, the Lenders informed the Company that it was in default under certain provisions of the Credit Agreement. These provisions included "Delivery of Annual Financial Statements for the Fiscal Year ended December 31, 1999," "Delivery of Quarterly Financial Statements for Fiscal Quarter ended March 31, 2000," "Delivery of the Borrowing Base Certificate as of January 31, 2000, February 29, 2000 and March 31, 2000" and certain provisions related to economic ratios. As a result of these defaults, the Lenders informed the Company that beginning May 26, 2000, the loans and all other obligations outstanding under the Credit Agreement would be subject to the per annum rate of interest equal to the otherwise applicable rate plus two (2) percent, while in default. In addition, on May 25, 2000, the Bank advised that overdrafts would not be honored in the future. On June 7, 2000, the Company obtained waivers of the provisions referred to above and entered into a second amendment to the Credit Facility (the "Second Amendment"), whereby events of default were waived and certain financial covenants under the Credit Agreement were amended for the year-ended December 31, 1999 and subsequent periods. The Second Amendment waives all financial covenants for the periods ended December 31, 1999, March 31, 2000, and June 30, 2000 and increases interest rates by 0.25%. The Second Amendment requires the Company to deliver to the Lenders monthly consolidated balance sheets and consolidated statements of income, retained earnings, shareholders' equity and cash flows as well as periodic reports detailing actual cash expenditures and cash flow projections. The Second Amendment further gives the Agent the ability to determine, in its reasonable discretion, which items may be considered "eligible receivables" and "eligible inventory." In connection with the Second Amendment, the Lenders and the Company entered into a Lockbox Agreement whereby all of the Company's proceeds received by its account debtors are to be placed in an account held by the Agent for the benefit of the Lenders. These funds will be used to repay the Company's obligation under the Credit Agreement. Such repayment would have the effect of creating availability under the Working Capital Facility, subject to satisfaction of all other relevant borrowing conditions.



































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

                          AVTEAM, INC. AND SUBSIDIARIES

17.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                              QUARTER ENDED
                                         -------------------------------------------------------
                                         MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           1999          1999            1999          1999
                                          -------       -------       ----------    ----------
Net sales .........................       $29,292       $35,488       $   30,835    $   34,230
Gross profit ......................         8,652         9,276            9,180         3,157
Net income (loss) .................         2,024         2,253            2,245        (2,133)

Net income (loss) per common share:
        Basic .....................          0.18          0.20             0.20         (0.19)
        Diluted ...................          0.18          0.20             0.20         (0.19)



                                                              QUARTER ENDED
                                         -------------------------------------------------------
                                         MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                           1998          1998            1998          1998
                                          -------       -------       ----------    ----------
Net sales .........................       $13,117       $21,100       $   14,765    $   26,375
Gross profit ......................         3,885         5,328            4,294         6,335
Net income ........................         1,352         1,736            1,058         1,666

Net income per common share:
        Basic .....................          0.12          0.16             0.10          0.15
        Diluted ...................          0.12          0.16             0.10          0.15

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
AVTEAM, Inc.


         We have audited the consolidated financial statements of AVTEAM, Inc. and Subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated May 4, 2000, except for the third paragraph of Note 9, as to which the date is June 7, 2000 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.


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

                                     /s/  ERNST & YOUNG LLP

Miami, Florida
May 4, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          AVTEAM, INC. AND SUBSIDIARIES
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                              Balance at   Charged to
                                                              Beginning     Costs and                    Balance at
                       Description                             of Year       Expenses     Deductions     End of Year
                       -----------                             -------       --------     ----------     -----------
Year Ended December 31, 1997 Deducted from asset accounts:
  Allowance for doubtful accounts ........................       $189         $  136         $  51(1)        $  274
  Allowance for sales returns ............................        211            428           211(2)           428
                                                                 ----         ------         -----           ------
         Total ...........................................       $400         $  564         $ 262           $  702
                                                                 ====         ======         =====           ======
Year Ended December 31, 1998 Deducted from asset accounts:
  Allowance for doubtful accounts ........................       $274         $   --         $  95(1)        $  179
  Allowance for sales returns ............................        428            570           428(2)           570
                                                                 ----         ------         -----           ------
         Total ...........................................       $702         $  570         $ 523           $  749
                                                                 ====         ======         =====           ======
Year Ended December 31, 1999 Deducted from asset accounts:
  Allowance for doubtful accounts ........................       $179         $1,076         $(201)(3)       $1,456
  Allowance for sales returns ............................        570            921           570 (2)          921
                                                                 ----         ------         -----           ------
         Total ...........................................       $749         $1,997         $ 369           $2,377
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

                                  EXHIBIT INDEX


EXHIBIT                                                                          SEQUENTIALLY
NUMBER                  EXHIBIT                                                 NUMBERED PAGE
------                  -------                                                 -------------

10.33 Second Amendment to Credit Agreement with Bank of America, N.A. and certain lenders identified therein dated as of December 31, 1999
         (exhibits not included).

23.1     Consent of Ernst & Young LLP, Independent Certified Public Accountants

27.1     Financial Data Schedule for the year ended December 31, 1999