Form 10-Q
period 2000-03-31
AVTEAM INC
filed 2000-06-13
CIK 1013787

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

                       FOR THE PERIOD ENDED MARCH 31, 2000

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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 1, 2000, 11,000,218 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.


================================================================================

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements....................................................    1-6

          Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999................    1

          Condensed Consolidated Statements of Income for the Three Months Ended
          March 31, 2000 and 1999.........................................................................    2

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2000 and 1999.........................................................................    3

          Notes to Condensed Consolidated Financial Statements............................................   4-8

Item 2.   Management's Discussion and Analysis Of Financial Condition and Results of Operations...........   9-14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................   15

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................................................   15

SIGNATURES ...............................................................................................   16

Exhibit Index.............................................................................................   17





                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                                               March 31,    December 31,
                                                                                                 2000          1999
                                                                                               --------     -----------
                                                                                              (Unaudited)
                                     ASSETS

Current assets:
       Cash and cash equivalents .........................................................     $    222      $    382
       Trade accounts receivable, net ....................................................       22,352        21,891
       Inventory .........................................................................       77,717        79,746
       Prepaid expenses ..................................................................        2,144         1,375
       Deposits ..........................................................................          504           495
       Deferred tax asset ................................................................        4,114         3,666
                                                                                               --------      --------

Total current assets .....................................................................      107,053       107,555

Revenue producing equipment, at cost .....................................................       13,716        12,074
       Accumulated depreciation ..........................................................       (1,455)       (1,228)
                                                                                               --------      --------
                                                                                                 12,261        10,846
Property and equipment, at cost ..........................................................        7,982         6,987
       Accumulated depreciation ..........................................................       (2,691)       (2,404)
                                                                                               --------      --------
                                                                                                  5,291         4,583
Goodwill, net ............................................................................       25,427        25,651
Other assets .............................................................................        1,042         1,057
                                                                                               --------      --------
            Total assets .................................................................     $151,074      $149,692
                                                                                               ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable ..................................................................     $ 12,954      $ 13,917
       Accrued expenses ..................................................................        2,086         2,247
       Customer deposits .................................................................          883         1,398
       Notes payable to bank .............................................................       66,990        62,990
       Current portion of notes payable-lease financing ..................................          348           350
       Current portion of capital lease obligations ......................................          128           119
                                                                                               --------      --------

Total current liabilities ................................................................       83,389        81,021

Capital lease obligations, net of current portion ........................................          104           123
Notes payable - lease financing ..........................................................        2,861         2,969
Deferred income taxes ....................................................................        1,954         1,985

Commitments and contingencies
Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued
             or outstanding ..............................................................           --            --
       Class A Common Stock, $.01 par value, 77,000,000 shares authorized,
             11,000,218 shares issued and outstanding ....................................          110           110
       Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
             shares issued and outstanding ...............................................            4             4
       Additional paid-in capital ........................................................       49,104        49,080
       Retained earnings .................................................................       13,548        14,400
                                                                                               --------      --------
            Total shareholders' equity ...................................................       62,766        63,594
                                                                                               --------      --------
            Total liabilities and shareholders' equity ...................................     $151,074      $149,692
                                                                                               ========      ========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                        2000                1999
                                                                                    ------------       ------------
                                                                                              (Unaudited)
Net sales ....................................................................      $     28,910       $     29,292
Cost of sales ................................................................            24,060             20,640
                                                                                    ------------       ------------

Gross profit .................................................................             4,850              8,652
Operating expenses ...........................................................             4,625              4,078
                                                                                    ------------       ------------

Income from operations .......................................................               225              4,574
Interest expense, net ........................................................             1,554              1,381
                                                                                    ------------       ------------

(Loss) income before provision (credit) for income taxes .....................            (1,329)             3,193

Provision (credit) for income taxes:
         Current .............................................................                 2                937
         Deferred ............................................................              (479)               232
                                                                                    ------------       ------------
                                                                                            (477)             1,169
                                                                                    ------------       ------------

Net (loss) income ............................................................      $       (852)      $      2,024
                                                                                    ============       ============

Net (loss) income per common share - basic ...................................      $      (0.07)      $       0.18
                                                                                    ============       ============

Weighted average number of common equivalent shares outstanding - basic ......        11,437,051         11,455,383
                                                                                    ============       ============

Net (loss) income per common equivalent share - diluted ......................      $      (0.07)      $       0.18
                                                                                    ============       ============

Weighted average number of common equivalent shares outstanding - diluted ....        11,437,051         11,462,191
                                                                                    ============       ============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                        2000          1999
                                                                                      -------       -------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
Net (loss) income ..............................................................      $  (852)      $ 2,024
Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization ........................................          738           742
          Bad debt expense .....................................................          (74)           23
          Deferred tax expense (credit) ........................................         (479)          232
          Changes in operating assets and liabilities:
                 Trade accounts receivable .....................................         (387)       (5,648)
                 Inventory .....................................................        1,109          (124)
                 Prepaid expenses and deposits .................................         (778)          207
                 Other assets ..................................................           15            24
                 Accounts payable ..............................................         (963)        1,888
                 Accrued expenses/customer deposits ............................         (676)       (1,593)
                                                                                      -------       -------
                          Net cash used in operating activities ................       (2,347)       (2,225)
                                                                                      -------       -------

INVESTING ACTIVITIES
Purchases of revenue producing equipment .......................................         (722)       (1,723)
Purchases of property and equipment ............................................         (995)         (519)
Additional investment in M&M Aircraft Services, Inc. ...........................           --          (116)
                                                                                      -------       -------
                          Net cash used in investing activities ................       (1,717)       (2,358)
                                                                                      -------       -------

FINANCING ACTIVITIES
Payments on capital leases .....................................................          (10)          (16)
Proceeds from exercise of stock options ........................................           24            --
Net payments on notes payable ..................................................         (110)          (67)
Net proceeds from short-term line of credit ....................................        4,000         3,650
                                                                                      -------       -------

                         Net cash provided by financing activities .............        3,904         3,567
                                                                                      -------       -------
                         Net decrease in cash and cash equivalents .............         (160)       (1,016)
                         Cash and cash equivalents at beginning of period ......          382         1,745
                                                                                      -------       -------
                         Cash and cash equivalents at end of period ............      $   222       $   729
                                                                                      =======       =======

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid ..................................................................      $ 1,118       $ 1,246
                                                                                      =======       =======
Income taxes paid ..............................................................      $   520       $   100
                                                                                      =======       =======
Transfer of inventory to revenue producing equipment............................      $   920       $    --
                                                                                      =======       =======



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

1.       GENERAL

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and all of the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.       BUSINESS

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. On December 15, 1998, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. ("AERC"), a Florida corporation, completed its acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc., a Florida corporation, an FAA licensed aircraft engine maintenance, repair and overhaul facility. The accompanying consolidated financial statements as of March 31, 2000 and for the three months then ended include the accounts of AVTEAM, Inc., AERC and AAFS, collectively (the "Company") after elimination of intercompany accounts and transactions.

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

         Inventory consists of the following:

                                                                            As of
                                                            ----------------------------------------
               In Thousands                                 March 31, 2000         December 31, 1999
                                                            --------------         -----------------
            Parts & Whole Engines & Aircraft                    $74,459                 $76,987
            Work in Process                                       3,070                   2,570
            Other                                                   188                     189
                                                                -------                 -------
                                                                $77,717                 $79,746
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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. For the three months ended March 31, 2000, accounts payable totaling approximately $665,000, were offset against accounts receivable.

PROPERTY AND EQUIPMENT

         Property and equipment (including assets under capital leases) is carried at cost and is depreciated using accelerated and straight-line methods over the lesser of the lease terms or the estimated useful lives of the assets. The lives used are as follows:

         Office furniture and equipment..........................   3-7 years
         Warehouse and transport equipment.......................   5-7 years
         Leasehold improvements..................................   3-10 years

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

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of assets acquired and is amortized on the straight-line basis over 30 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the carrying value will be adjusted accordingly. At March 31, 2000, accumulated amortization of goodwill was approximately $1,146,000.

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

NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net income and net income per share:

                                                   THREE MONTHS ENDED MARCH 31,
                                                        2000          1999
                                                        ----          ----

Numerator:
    Net income (loss).............................. $  (852,000)  $ 2,024,000
                                                    ===========   ===========

Denominator:
    Denominator for basic net income per share --
      weighted average shares......................  11,437,051    11,455,383

Effect of dilutive securities
    Employee stock options.........................          --         6,808
                                                    -----------   -----------
Dilutive potential common shares...................          --         6,808
                                                    -----------   -----------
    Denominator for diluted earnings per share --
      adjusted weighted - average shares and
      assumed conversions..........................  11,437,051    11,462,191
                                                    ===========   ===========
Net income (loss) per common share -- basic........ $     (0.07)  $      0.18
                                                    ===========   ===========
Net income (loss) per common share -- diluted...... $     (0.07)  $      0.18
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

       The Company evaluates performance based on several factors, of which income before provision for income taxes is the primary financial measure. The following tables present the Company's operating segment information:


                                                                                Total revenues
                                                                       Three Months Ended March 31,
                                                                   -------------------------------------
            In Thousands                                             2000                        1999
                                                                   --------                     --------
            AVTEAM                                                 $ 22,171                     $ 17,038
            AAFS                                                      1,323                        1,140
            AERC                                                     11,055                       13,643
            Eliminations                                             (5,639)                      (2,529)
                                                                   --------                     --------
            Consolidated                                           $ 28,910                     $ 29,292
                                                                   ========                     ========


                                                                      (Loss) Income Before Provision
                                                                               for Income Taxes
                                                                       Three Months Ended March 31,
                                                                   -----------------------------------
            In Thousands                                             2000                       1999
                                                                   -------                     -------
            AVTEAM (a)                                             $  (759)                    $   829
            AAFS                                                       288                         116
            AERC                                                        33                       2,525
            Eliminations                                              (891)                       (277)
                                                                   -------                     -------
            Consolidated                                           $(1,329)                    $ 3,193
                                                                   =======                     =======



            (a) Corporate overhead and interest expense are included in
                AVTEAM and are not allocated.


                                                                                  Total Assets
                                                                ---------------------------------------------
            In Thousands                                        March 31, 2000              December 31, 1999
                                                                --------------              -----------------
            AVTEAM                                                 $ 137,043                     $ 137,146
            AAFS                                                       1,543                         1,656
            AERC                                                      32,176                        29,905
            Eliminations                                             (19,688)                      (19,015)
                                                                   ---------                     ---------
            Consolidated                                           $ 151,074                     $ 149,692
                                                                   =========                     =========



4.       NOTES PAYABLE TO BANK AND NOTES PAYABLE - LEASE FINANCING

         On April 30, 1998, the Company, as borrower, and AAFS, as guarantor, entered into a new Credit Agreement (the "Credit Agreement") with a syndicate of lenders ("the Lenders") led by Bank of America, N.A., as administrative agent (the "Agent"), pursuant to which the Lenders agreed to make available to the Company a revolving credit facility (the "Revolving Credit Facility") in the maximum aggregate principal amount of up to $70.0 million. The Revolving Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Revolving Loan Facility") in the aggregate principal amount of up to $45.0 million and a (ii) an acquisition revolving loan facility (the "Acquisition Revolving Loan Facility") in the aggregate principal amount of up to $25.0 million. The Working Capital Revolving Loan Facility is being used by the Company to finance working capital, capital expenditures and general corporate purposes.

         The Acquisition Revolving Loan Facility was used by the Company to finance the acquisition of M&M. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. Borrowings are subject to its availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company, (iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of March 31, 2000, the Company has drawn an aggregate of $42.0 million under the Working Capital Revolving Loan Facility and $25.0 million under the Acquisition Revolving Loan Facility. At March 31, 2000, the Company had additional availability of approximately $2.3 million under the Working Capital Revolving Loan Facility. The weighted average interest rate under the Company's Credit Agreement was 8.79% at March 31, 2000. Beginning on January 31, 2000 and every three months thereafter, the Company is required to make payments of $750,000 in order to reduce the Acquisition Revolving Loan Facility.

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

                                     PART I

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:
                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        2000        1999
                                                        ----        ----

         Net sales ..............................       100%        100%
         Cost of sales ..........................        83          70
                                                        ----        ----
         Gross profit ...........................        17          30
         Operating expenses .....................        16          14
                                                        ----        ----
         Income from operations .................         1          16
         Interest expense, net ..................         5           5
                                                        ----        ----
         (Loss) income before income taxes ......        (4)         11
         Provision (credit) for income taxes ....        (1)          4
                                                        ----        ----
         Net income .............................        (3)%         7%
                                                        ====        ====


         FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

         NET SALES. Net sales decreased 1.4% to $28.9 million for the first quarter of 2000 from $29.3 million for the first quarter of 1999. The decrease is primarily due to MRO revenue which decreased 19.2% to $10.5 million for the first quarter of 2000 from $13.0 million for the same period of 1999. This decline was partially offset by an increase in whole engine sales of 34.4% to $8.6 million for the first quarter of 2000 from $6.2 million for the first quarter of 1999.

         GROSS PROFIT. Gross profit decreased 43.7% to $4.9 million compared with $8.7 million for the same period last year, and the gross profit margin for the 2000 first quarter was 16.8%, compared to 29.5% for the 1999 first quarter. Gross profit on engine sales declined 31.6% to $1.3 million for the first quarter of 2000 from $1.9 million for the first quarter of 1999. Gross profit from MRO operations declined 53.8% to $1.8 million for the first quarter of 2000 from $3.9 million for the first quarter of 1999. Such decreases reflect the market softness as discussed in the recent trends section below.

         OPERATING EXPENSES. Operating expenses increased 12.2% to $4.6 million for the first quarter of 2000 from $4.1 million for the first quarter of 1999. As a percentage of net sales, such expense increased to 16.0% in 2000 from 13.9% in 1999. The expense increase is primarily attributable to start-up expenses relating to the CFM56 repair operations at AERC.

         NET INTEREST EXPENSE. Net interest expense increased to $1.6 million for the first quarter of 2000 from $1.4 million for the first quarter of 1999. The increased interest expense is a result of increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations. During the first three months of 2000, the Company used approximately $2.3 million in operating activities. This decrease primarily resulted from the net loss net of non-cash expenses of approximately $800,000 and an increase in net current assets of approximately $1.7 million. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $3.9 million during the first quarter of 2000.

THE COMPANY'S CREDIT AGREEMENT

         On May 25, 2000, the Lenders informed the Company that it was in default under certain provisions of the Credit Agreement (the "Credit Agreement"). These provisions included "Delivery of Annual Financial Statements for the Fiscal Year ended December 31, 1999," "Delivery of Quarterly Financial Statements for Fiscal Quarter ended March 31, 2000," "Delivery of the Borrowing Base Certificate as of January 31, 2000, February 29, 2000 and March 31, 2000" and certain provisions related to economic ratios. As a result of these defaults, the Lenders informed the Company that beginning May 26, 2000, the loans and all other obligations outstanding under the Credit Agreement would be subject to the per annum rate of interest equal to the otherwise applicable rate plus two (2) percent while in default. In addition, on May 25, 2000, the Bank advised that overdrafts would not be honored in the future. The Lenders have also engaged PricewaterhouseCoopers LLP to assist the Lenders in the Credit Agreement amendment process.

         On June 7, 2000, the Company obtained waivers of certain covenants and entered into a second amendment to the Credit Facility whereby events of default were waived and certain financial covenants under the Credit Agreement were amended for the year-ended December 31, 1999 and subsequent periods. The Second Amendment waives all financial covenants for the periods ended December 31, 1999, March 31, 2000, and June 30, 2000 and increases interest rates by 0.25%. The Second Amendment requires the Company to deliver to the Lenders monthly consolidated balance sheets and consolidated statements of income, retained earnings, shareholders' equity and cash flows as well as periodic reports detailing actual cash expenditures and cash flow projections. The Second Amendment further gives the Agent the ability to determine, in its reasonable discretion, which items may be considered "eligible receivables" and "eligible inventory." In connection with the Second Amendment, the Lenders and the Company entered in to a Lockbox Agreement whereby all of the Company's proceeds received by its account debtors are to be placed in an account held by the Agent for the benefit of the Lenders. These funds will be used to repay the Company's obligations under the Credit Agreement. Such repayment would have the effect of creating availability under the Working Capital Facility, subject to satisfaction of all other relevant borrowing conditions.

RECENT TRENDS

         Sales in the first half of 2000 are expected to decline from prior year levels due to soft industry market conditions. The Company believes that such market conditions result from increased fuel prices and rising interest rates and their effect on the airline industry. Market conditions have also been negatively impacted as a result of deteriorating financial positions of certain competitors who have reduced their sales prices of their engines and components. We believe that market conditions have caused our customers to delay their purchase and MRO requirements. We believe, however, that such purchasing delays will decrease as a result of mandatory airline maintenance requirements. The Company believes that its gross margins for the first half of 2000 will be below those of the same period of 1999 and that the absence of or limited availability of working capital will also negatively impact its operations. Lower operating expenses through reduced personnel costs will serve to partially offset the effect of lower gross margins and increased interest expense.

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

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q of AVTEAM, Inc. ("AVTEAM" or the "Company") contains certain "forward-looking statements" within the meaning of the federal securities laws and are not guarantees of future performance. "Forward looking statements" include statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases, such as "will or should result," "are expected to," "will or should continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook"). For a variety of reasons, the Company's actual results could differ materially from any forward-looking statements made in this report. Among the factors that could cause actual results to differ from predicted or expected results are the following: the effects of increased indebtedness, interest rates and bank fees, airline industry profitability, reduced availability of funds for operations and expansion, the inability of the Company to retain highly skilled employees, the loss of a major customer, the failure to attract sufficient customers for its CFM56-3 repair services, difficulties in executing the Company's plans to significantly expand CFM56 capability, the decline in overall usage of the JT8D aircraft engine, increased fuel prices and interest charges, a decline in the demand for aftermarket aircraft engines, engine parts and airframe components, seasonal fluctuations, rescheduling or cancellation of customer orders, which could materially adversely affect the Company's revenues; the possibility that regulatory changes and unforeseen events could impact the Company's ability to provide products and services to its customers; existing competition from national and regional competitors, which could result in pricing and other pressures on profitability and market share; and other risks, investor considerations and uncertainties set forth in the Company's filings with the Securities and Exchange Commission (the "SEC"), including the Company's Form 10-Q for the quarter ended September 30, 1999, the Company's Form 10-K for the year-ended December 31, 1999, and this report. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

INVESTOR CONSIDERATIONS

LIQUIDITY

         The Company may experience liquidity difficulties. The Company has a Credit Agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders have made available to the Company a revolving credit facility in the maximum aggregate amount of up to $70 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Facility") in the aggregate principal amount of up to $45 million and (ii) an acquisition revolving loan facility (the "Acquisition Facility") in the aggregate principal amount of up to $25 million. At May 31, 2000, the Company had no availability under either facility. See Management's Discussion and Analysis - "Liquidity and Capital Resources."

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

         The Company obtains its supply of Engines and Components principally by purchasing surplus aircraft and parts inventory. There can be no assurance that Engines and Components required by the Company's customers will be available on acceptable terms or at the times required by the Company or that economic and other factors which affect the aviation industry will not have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" and "Recent Trends."

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not applicable

                                    Part II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule for the period ended
                           March 31, 2000


         (b)      Reports on Form 8-K

                  The registrant did not file any reports on Form 8-K for the period ended March 31, 2000

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AVTEAM, Inc.




Date:  June 13, 2000              By:

                                  /s/   DONALD A GRAW
                                  --------------------------------------------
                                  Donald A. Graw
                                  Chairman of the Board, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)




Date:  June 13, 2000              /s/   MARK S. KOONDEL
                                  --------------------------------------------
                                  Mark S. Koondel
                                  Chief Financial Officer, Treasurer,
                                  and Assistant Secretary
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




Exhibit Index            Description
-------------            -----------

    27.1                 Financial Data Schedule for the period ended
                         March 31, 2000