Form 10-Q
period 2000-09-30
AVTEAM INC
filed 2000-11-14
CIK 1013787

===============================================================================







                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

       As of November 13, 2000, 11,439,862 shares of Class A Common Stock, par value $.01 per share, of the Registrant were outstanding and 439,644 shares of Class B Common Stock, par value $.01 per share, of the Registrant were outstanding.


================================================================================

                                  AVTEAM, INC.

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I -  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
          December 31, 1999.................................................................................   1

          Condensed Consolidated Statements of Operations for the Three Months and Nine Months
          Ended September 30, 2000 and 1999 (unaudited).....................................................   2

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and 1999 (unaudited)...........................................................   3

          Notes to Condensed Consolidated Financial Statements..............................................   4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    10

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..................................................................  16

SIGNATURES .................................................................................................  17


                          AVTEAM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                                 2000                  1999
                                                                                           ------------------    -----------------
                                                             ASSETS
                                                                                              (Unaudited)
Current assets:
       Cash and cash equivalents....................................................             $      960          $       382
       Trade accounts receivable, net...............................................                 19,425               21,891
       Inventory....................................................................                 79,423               79,746
       Prepaid expenses and other current assets....................................                  2,581                1,375
       Deposits.....................................................................                    208                  495
       Deferred tax asset...........................................................                  7,156                3,666
                                                                                           ------------------    -----------------

Total current assets................................................................                109,753              107,555

Revenue producing equipment, at cost................................................                  9,467               12,074
       Accumulated depreciation.....................................................                 (1,275)              (1,228)
                                                                                            -----------------    -----------------
                                                                                                      8,192               10,846
Property and equipment, at cost.....................................................                  8,471                6,987
       Accumulated depreciation.....................................................                 (3,349)              (2,404)
                                                                                            -----------------    -----------------
                                                                                                      5,122                4,583
Goodwill, net.......................................................................                 24,985               25,651
Other assets........................................................................                  1,000                1,057
                                                                                            -----------------    -----------------
         Total assets...............................................................            $   149,052           $  149,692
                                                                                            =================    =================

                                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable.............................................................            $    14,107           $   13,917
       Accrued expenses.............................................................                  2,886                2,247
       Customer deposits............................................................                    645                1,398
       Notes payable to bank........................................................                 66,941               62,990
       Current portion of notes payable-lease financing.............................                    375                  350
       Current portion of capital lease obligations.................................                    106                  119
                                                                                            -----------------    -----------------

Total current liabilities...........................................................                 85,060               81,021
                                                                                            -----------------    -----------------
Capital lease obligations, net of current portion...................................                     54                  123
                                                                                            -----------------    -----------------
Notes payable - lease financing, net of current portion.............................                  2,685                2,969
                                                                                            -----------------    -----------------
Deferred income taxes...............................................................                  2,952                1,985
                                                                                            -----------------    -----------------
Commitments and contingencies
Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares
             issued or outstanding .................................................                      -                    -
       Class A Common Stock, $.01 par value, 77,000,000 shares authorized,
             11,000,218 and 10,996,176 shares issued and outstanding in 2000 and
             1999, respectively.....................................................                    110                  110
       Class B Common Stock, $.01 par value, 3,000,000 shares authorized, 439,644
             shares issued and outstanding..........................................                      4                    4
       Additional paid-in capital...................................................                 49,104               49,080
       Retained earnings............................................................                  9,083               14,400
                                                                                            -----------------    -----------------

            Total shareholders' equity..............................................                 58,301               63,594
                                                                                            -----------------    -----------------

            Total liabilities and shareholders' equity..............................            $   149,052           $  149,692
                                                                                            =================    =================

            See notes to condensed consolidated financial statements.

                          AVTEAM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   -------------------------------   -------------------------------
                                                                        2000             1999            2000             1999
                                                                        ----             ----            ----             ----
                                                                             (Unaudited)                      (Unaudited)
Net sales .....................................................        $ 14,237          $ 30,835        $ 64,277         $ 95,615
Cost of sales..................................................          11,804            21,655          52,413           68,507
                                                                   --------------    -------------   --------------   --------------

Gross profit...................................................           2,433             9,180          11,864           27,108
Operating expenses.............................................           4,671             4,358          14,456           12,586
                                                                   --------------    -------------   --------------   --------------

(Loss) income from operations..................................          (2,238)            4,822          (2,592)          14,522
Interest expense, net..........................................           1,813             1,300           5,116            4,226
                                                                   --------------    -------------   --------------   --------------

(Loss) income before provision (credit) for income taxes.......          (4,051)            3,522          (7,708)          10,296

Provision (credit) for income taxes:
         Current...............................................             130               843             132            2,978
         Deferred..............................................          (1,218)              434          (2,523)             796
                                                                   --------------    -------------   --------------   --------------
                                                                         (1,088)            1,277          (2,391)           3,774
                                                                   --------------    -------------   --------------   --------------

Net (loss) income..............................................        $ (2,963)         $  2,245        $ (5,317)        $  6,522
                                                                   ==============    =============   ==============   ==============

Net (loss) income per common share - basic.....................        $  (0.26)         $   0.20        $  (0.46)         $  0.57
                                                                   ==============    =============   ==============   ==============

Weighted average number of common shares outstanding - basic...      11,439,862        11,446,452       11,438,928       11,452,373
                                                                   ==============    =============   ==============   ==============

Net (loss) income per common equivalent share - diluted........        $  (0.26)         $   0.20         $  (0.46)        $   0.57
                                                                   ==============    =============   ==============   ==============

Weighted average number of common equivalent shares
outstanding - diluted..........................................      11,439,862        11,509,730       11,438,928       11,498,727
                                                                   ==============    =============   ==============   ==============

            See notes to condensed consolidated financial statements.

                          AVTEAM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                         --------------------------------------
                                                                                                2000               1999
                                                                                                ----               ----
                                                                                                         (Unaudited)
OPERATING ACTIVITIES
Net (loss) income................................................................             $ (5,317)        $  6,522
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
          Depreciation and amortization..........................................                2,288            2,414
          Bad debt expense.......................................................                   58              172
          Deferred tax (credit) expense..........................................               (2,523)             796
          Changes in operating assets and liabilities:
                 Trade accounts receivable.......................................                2,408          (12,691)
                 Inventory.......................................................                5,590            7,234
                 Prepaid expenses and deposits...................................                 (919)            (240)
                 Other assets....................................................                   57             (692)
                 Accounts payable................................................                  190             (691)
                 Accrued expenses/customer deposits..............................                 (114)             660
                                                                                               --------        ---------

                          Net cash provided by operating activities..............                1,718            3,484
                                                                                               --------        ---------

INVESTING ACTIVITIES
Purchases of revenue producing equipment.........................................               (3,290)          (6,396)
Purchases of property and equipment..............................................               (1,484)            (987)
Net proceeds from sale of revenue producing equipment............................                    -            1,143
Other............................................................................                    -               56
                                                                                               --------        ---------
                          Net cash used in investing activities..................               (4,774)          (6,184)
                                                                                               --------        ---------
FINANCING ACTIVITIES
Payments on capital leases.......................................................                  (82)            (102)
Proceeds from exercise of stock options..........................................                   24               --
Proceeds from capital leases.....................................................                    -              193
Net payments on notes payable....................................................                 (259)            (207)
Net proceeds from notes payable to bank..........................................                3,951            2,550
                                                                                               --------        ---------
                         Net cash provided by financing activities...............                3,634            2,434
                                                                                               --------        ---------
                         Net increase in cash and cash equivalents...............                  578             (266)
                         Cash and cash equivalents at beginning of period........                  382            1,745
                                                                                               --------        ---------
                         Cash and cash equivalents at end of period..............              $   960          $ 1,479
                                                                                               ========        =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid....................................................................              $ 4,241          $ 3,900
                                                                                               ========        =========

Income taxes paid................................................................              $   520          $ 3,214
                                                                                               ========        =========
Transfer to inventory from revenue producing equipment...........................              $ 5,267          $    97
                                                                                               ========        =========

            See notes to condensed consolidated financial statements.

                          AVTEAM, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               September 30, 2000

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and all of the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.       BUSINESS

         AVTEAM, Inc. was incorporated in Florida in 1991 and is a global supplier of aftermarket aircraft engines, engine parts and airframe components. AVTEAM, Inc. supplies its products to other aftermarket suppliers, independent repair facilities, aircraft operators and original equipment manufacturers. Beginning in April 1997, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Aviation Field Services, Inc. ("AAFS"), began providing certain on-wing maintenance and repair and borescope services. On December 15, 1998, AVTEAM, Inc., through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. ("AERC"), a Florida corporation, completed its acquisition (the "Acquisition") of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc., a Florida corporation, an FAA licensed aircraft engine maintenance, repair and overhaul facility. The accompanying consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the nine months ended September 30, 2000 and 1999 include the accounts of AVTEAM, Inc., AERC and AAFS, (collectively the "Company") after elimination of intercompany accounts and transactions.

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

         Inventory consists of the following:

                                                                               AS OF
                                                            -----------------------------------------------
              In Thousands                                  SEPTEMBER 30, 2000            DECEMBER 31, 1999
                                                            ------------------            -----------------
              Parts & Whole Engines & Aircraft                    $    73,856                  $    76,987
              Work in Process                                           5,377                        2,570
              Other                                                       190                          189
                                                            ------------------            -----------------
                                                                  $    79,423                  $    79,746
                                                            ==================           ==================

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

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE

         The Company buys inventory from certain of its customers and periodically offsets amounts owed to customers for inventory purchases against the accounts receivable for sales to such customers. As of September 30, 2000 and December 31, 1999, accounts payable totaling approximately $2,693,000 and $1,363,000, respectively, were offset against accounts receivable.

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

         Office furniture and equipment................................................            3-7 years
         Warehouse and transport equipment.............................................            5-7 years
         Leasehold improvements........................................................           3-10 years

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

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of assets acquired and is amortized on the straight-line basis over 30 years. The carrying value of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, the carrying value will be adjusted accordingly and charged to earnings. At September 30, 2000 and December 31, 1999, accumulated amortization of goodwill was approximately $1,589,000 and $923,000, respectively.

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

                          AVTEAM, INC. AND SUBSIDIARIES


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was amended by SFAS No. 137 to be effective for fiscal years beginning after June 15, 2000. The Company has not determined what effect, if any, adopting SFAS No. 133 will have on its financial statements.

NET INCOME PER COMMON SHARE

         The following table sets forth the computation of basic and diluted net
(loss) income per share:

                                                                   Three Months                          Nine Months
                                                                Ended September 30,                  Ended September 30,
                                                             2000               1999                2000               1999
                                                             ----               ----                ----               ----
                                                                   (Unaudited)                            (Unaudited)
Numerator:
       Net (loss) income ........................         $(2,963,000)         $2,245,000        $(5,317,000)        $ 6,522,000
                                                        ===============    ===============     ===============    ===============

Denominator:
       Denominator for basic net (loss) income
       per share-weighted average shares.........          11,439,862          11,446,452         11,438,928          11,452,373
                                                        ---------------    ---------------     ---------------    ---------------

Effect of dilutive securities:
       Employee stock options....................                   -              63,278                  -              46,354
                                                        ---------------    ---------------     ---------------    ---------------
Dilutive potential common shares .....                              -              63,278                  -              46,354
                                                        ---------------    ---------------     ---------------    ---------------
Denominator for diluted earnings per share
- adjusted weighted - average shares and
assumed conversions..............................          11,439,862          11,509,730         11,438,928          11,498,727
                                                        ===============    ===============     ===============    ===============

Net (loss) income per common share -
basic............................................            $  (0.26)           $   0.20          $   (0.46)           $   0.57
                                                        ===============    ===============     ===============    ===============

Net (loss) income per common share -
diluted..........................................            $  (0.26)           $   0.20          $   (0.46)           $   0.57
                                                        ===============    ===============     ===============    ===============

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

                          AVTEAM, INC. AND SUBSIDIARIES

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

       The Company evaluates performance based on several factors, of which income before provision for income taxes is the primary financial measure. The following tables present the Company's operating segment information:


                                      TOTAL REVENUES                                   TOTAL REVENUES
                             THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                        ---------------------------------------------    ---------------------------------------------
   In Thousands                 2000                    1999                    2000                     1999
                                ----                    ----                    ----                     ----

   AVTEAM                       $    8,865              $   21,308              $   42,579               $   62,714
   AAFS                                538                   1,141                   2,756                    4,086
   AERC                              7,262                  13,007                  29,181                   38,828
   Eliminations                     (2,428)                 (4,621)                (10,239)                 (10,013)
                        ---------------------    --------------------    --------------------     --------------------
   Consolidated                 $   14,237              $   30,835              $   64,277               $   95,615
                        =====================    ====================    ====================     ====================

                              INCOME (LOSS) BEFORE PROVISION                   INCOME (LOSS) BEFORE PROVISION
                                 (CREDIT) FOR INCOME TAXES                       (CREDIT) FOR INCOME TAXES
                             THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                       ----------------------------------------------   ----------------------------------------------
   In Thousands                 2000                   1999                      2000                    1999
                                ----                   ----                      ----                    ----

   AVTEAM (a)                 $    (3,238)             $    1,229              $    (7,088)              $    3,587
   AAFS                              (120)                     98                      187                      641
   AERC                              (920)                  2,598                      (87)                   7,153
   Eliminations                       227                    (403)                    (720)                  (1,085)
                        ---------------------   --------------------      --------------------    --------------------
   Consolidated               $    (4,051)             $    3,522              $    (7,708)              $   10,296
                        =====================   ====================      ====================    ====================

[FN]

   (a) Corporate overhead and interest expense are included in AVTEAM and are not allocated.

                                                               TOTAL ASSETS
                                               -------------------------------------------
   In Thousands                                SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                               ------------------        -----------------

   AVTEAM                                             $   134,000              $   137,146
   AAFS                                                     1,253                    1,656
   AERC                                                    35,783                   29,905
   Eliminations                                           (21,984)                 (19,015)
                                              ----------------------     ------------------
   Consolidated                                       $   149,052              $   149,692
                                              ======================     ==================

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

                          AVTEAM, INC. AND SUBSIDIARIES



         The Acquisition Revolving Loan Facility was used by the Company to finance the acquisition of M&M Aircraft Services, Inc. Borrowings under the Credit Agreement are secured by a senior security interest in all of the assets of the Company. The Company may borrow, repay and re-borrow funds under the Credit Agreement until April 30, 2001. Borrowings are subject to its availability calculation based on the eligible borrowing base. The eligible borrowing base includes certain receivables and inventories of the Company. The Credit Agreement requires the Company to make certain mandatory prepayments of principal and interest. The Credit Agreement contains certain restrictions, including restrictions on (i) incurring debt, (ii) declaring or paying any dividend or other distribution on account of any class of stock of the Company,
(iii) creating liens on the Company's properties or assets, (iv) entering into a merger or other business combination or (v) a change in control (as defined in the Credit Agreement). As of September 30, 2000, the Company had outstanding loans aggregating $44.2 million under the Working Capital Revolving Loan Facility and $22.8 million under the Acquisition Revolving Loan Facility. At September 30, 2000, the Company had additional availability of $109,000 under the Working Capital Revolving Loan Facility. The weighted average interest rate under the Company's Credit Agreement was 10.43% at September 30, 2000. Beginning on January 31, 2000 and every three months thereafter, the Company is required to make payments of $750,000 in order to reduce the Acquisition Revolving Loan Facility.

         At December 31, 1999 the Company was not in compliance with certain financial covenants of the Credit Agreement. On May 25, 2000, the Lenders informed the Company that it was in default under certain provisions of the Credit Agreement. These provisions included "Delivery of Annual Financial Statements for the Fiscal Year ended December 31, 1999," "Delivery of Quarterly Financial Statements for Fiscal Quarter ended March 31, 2000," "Delivery of the Borrowing Base Certificate as of January 31, 2000, February 29, 2000 and March 31, 2000" and certain provisions related to economic ratios. As a result of these defaults, the Lenders informed the Company that beginning May 26, 2000, the loans and all other obligations outstanding under the Credit Agreement would be subject to the per annum rate of interest equal to the otherwise applicable rate plus two (2) percent, while in default. In addition, on May 25, 2000, the Bank advised that overdrafts would not be honored in the future. On June 7, 2000, the Company obtained waivers of the provisions referred to above and entered into a second amendment to the Credit Facility (the "Second Amendment") whereby events of default were waived and certain financial covenants under the Credit Agreement were amended for the year-ended December 31, 1999 and subsequent periods. The Second Amendment waives all financial covenants for the periods ended December 31, 1999, March 31, 2000, and June 30, 2000 and increased interest rates by 0.25%. The Second Amendment requires the Company to deliver to the Lenders monthly consolidated balance sheets and consolidated statements of operations, retained earnings, shareholders' equity and cash flows as well as periodic reports detailing actual cash expenditures and cash flow projections. The Second Amendment further gives the Agent the ability to determine, in its reasonable discretion, which items may be considered "eligible receivables" and "eligible inventory." In connection with the Second Amendment, the Lenders and the Company entered in to a Lockbox Agreement whereby all of the Company's proceeds received by its account debtors are placed in an account held by the Agent for the benefit of the Lenders. These funds are used to repay the Company's obligations under the Credit Agreement. Such repayments have the effect of creating availability under the Working Capital Facility, subject to satisfaction of all other relevant borrowing conditions. The Lenders charged the Company approximately $500,000 in connection with the Second Amendment which is being amortized over the remaining term of the Credit Facility.

         At September 30, 2000, the Company was again not in compliance with certain financial covenants of the Credit Agreement. In early November, the Lender entered into a Third Amendment to the Credit Facility (the "Third Amendment") whereby (i) waivers were given for the financial covenants with which the Company was not in compliance at September 30, 2000, (ii) all LIBOR-based borrowings were converted to the base rate plus 2.0% effective October 1, 2000; and (iii) cumulative minimum net sales requirements for the three months of the fourth quarter of 2000 were established. In addition, the Lenders required the retention of a financial advisor to assist the Company in providing the Lenders with periodic financial information and required the Company to provide the Lenders, on a weekly basis, certain sales and cash flow information. The Lenders charged the Company approximately $200,000 in connection with the Third Amendment which is being amortized over the remaining term of the Credit Facility.

         The Company is diligently looking for alternatives to the Credit Facility which expires on April 30, 2001. These alternatives include an equity infusion, a strategic partnership, replacement financing or a combination of any of the other alternatives. No assurances can be given as to the extent to which or when the Company may be successful in its efforts. If the Company is not successful in these efforts, it could lead to an adverse effect on its operations and its ability to meet certain of its obligations as they become due.

                          AVTEAM, INC. AND SUBSIDIARIES


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

         On December 15, 1998, the Company, through its wholly-owned subsidiary, AVTEAM Engine Repair Corp. ("AERC") completed the acquisition of substantially all of the assets and the assumption of certain liabilities of M&M Aircraft Services, Inc. ("M&M"). The Company believes that M&M was one of the largest privately held independent aircraft engine maintenance, repair and overhaul ("MRO") operations in the world. As a result of this acquisition, the Company has begun to realize synergies between its Engines and Components business and its engine MRO business, including the capacity to market on a more timely basis engines and engine parts held for resale.

         Since its inception, the Company has substantially broadened its range of products and services offered and taken consistent steps to ensure the quality of its products and services. From $3.9 million in 1993, the Company's net sales reached $129.8 million in 1999. From 1998 to 1999, the Company's net sales grew 72.3%. In the declining market since 1999, the Company's net sales have declined 32.8%. In April 2000, the Company received FAA certification for its new CFM56-3 engine repair facility, which the Company believes will begin to generate revenue in the first half of 2001. In October 2000, the Company was also certified by the FAA to repair CFM56-2 engines in its new facility.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items contained in the Company's statements of operations expressed as a percentage of net sales:

                                                                       Three Months                 Nine Months
                                                                   Ended September 30,          Ended September 30,
                                                               --------------------------    --------------------------
                                                                   2000          1999           2000            1999
                                                                   ----          ----           ----            ----

        Net sales....................................               100%          100%          100%            100%
        Cost of sales................................                83            70            82              72
                                                                -----------    ----------    -----------     -----------
        Gross profit.................................                17            30            18              28
        Operating expenses...........................                33            14            22              13
                                                                -----------    ----------    -----------     -----------
        (Loss) income from operations................               (16)           16            (4)             15
        Interest expense, net........................                13             5             8               4
                                                                -----------    ----------    -----------     -----------
        (Loss) income before income taxes............               (29)           11           (12)             11
        Provision (credit) for income taxes..........                (8)            4            (4)              4
                                                                -----------    ----------    -----------     -----------
        Net (loss) income............................               (21%)           7%           (8%)             7%
                                                                ===========    ==========    ============    ===========

                          AVTEAM, INC. AND SUBSIDIARIES

         Three Months and Nine Months Ended September 30, 2000 compared to Three Months and Nine Months Ended September 30, 1999

         Net Sales. Net sales decreased 53.8% to $14.2 million for the third quarter of 2000 from $30.8 million for the third quarter of 1999. For the first nine months of 2000, net sales decreased 32.8% to $64.3 million from $95.6 million for the first nine months of 1999. Each business segment experienced a decline in its revenue for the three months ended and for the nine months ended September 30, 2000 versus the same periods ended September 30, 1999. The revenue decline reflects the continuing soft and deteriorating industry market conditions. Management is unable to predict the period over which these severe market conditions may continue. Additionally, at the end of the third quarter of 2000, certain engines were repaired but did not meet the performance standards established to be labeled as "serviceable". The revenue for these engine repairs are expected to be reported in the three months ended December 31, 2000.

         Gross Profit. Gross profit decreased 73.5% to $2.4 million for the third quarter of 2000 from $9.2 million for the third quarter of 1999. For the first nine months of 2000, gross profit decreased 56.2% to $11.9 million from $27.1 million for the first nine months of 1999. Gross margin decreased to 17.1% for the third quarter of 2000 from 29.8% for the third quarter of 1999. Gross margin decreased to 18.5% for the first nine months of 2000 from 28.4% for the first nine months of 1999. The changes in gross margin were caused by the current market decline.

         Operating Expenses. Operating expenses increased 7.2% to $4.7 million for the third quarter of 2000 from $4.4 million for the third quarter of 1999. For the first nine months of 2000, operating expenses increased 14.9% to $14.5 million from $12.6 million for the first nine months of 1999. As a percentage of net sales, such expense increased to 32.8% in the third quarter of 2000 from 14.1% for the third quarter of 1999. As a percentage of net sales such expense increased to 22.5% in the first nine months of 2000 from 13.2% in the first nine months of 1999. The expense increase is primarily attributable to start-up expenses related to the CFM56 repair operations at AERC, increased professional fees related to the completion of the 1999 year-end audit and the amortization of fees associated with the amendments to the Credit Facility.

         Net Interest Expense. Net interest expense increased 39.5% to $1.8 million for the third quarter of 2000 from $1.3 million for the third quarter of 1999. For the first nine months of 2000, net interest expense increased 21.1% to $5.1 million from $4.2 million for the first nine months of 1999. For the third quarter of 2000, net interest expense as a percentage of net sales increased to 12.7% from 4.2% of net sales for the third quarter of 1999. For the first nine months of 2000, net interest expense as a percentage of net sales increased to 8.0% from 4.4% of net sales for the first nine months of 1999. The increased interest expense is a result of higher borrowing levels to finance the start-up of the Company's CFM56 repair operations and for general working capital purposes and as a result of rising interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's primary sources of liquidity have been from financing activities and cash flow generated by operations. Operating activities of the Company provided approximately $334,000 and $1.7 million in cash during the three months and nine months ended September 30, 2000, respectively. The increase during the first nine months of 2000 primarily resulted from the $5.6 million decrease in inventory purchased and the $2.4 million decrease in accounts receivable offset by the net loss net of non-cash expenses and benefits of approximately $5.5 million. Net cash provided by financing activities, derived primarily from borrowing on the credit agreement mentioned below, was $4.0 million during the first nine months of 2000.

         The Company is diligently looking for alternatives to the Credit Facility which expires on April 30, 2001. These alternatives include an equity infusion, a strategic partnership, replacement financing or a combination of any of the other alternatives. No assurances can be given as to the extent to which or when the Company may be successful in its efforts. If the Company is not successful in these efforts, it could lead to an adverse effect on its operations and its ability to meet certain of its obligations as they become due.

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

                          AVTEAM, INC. AND SUBSIDIARIES


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

         At September 30, 2000, the Company was again not in compliance with certain financial covenants of the Credit Agreement. In early November, the Lender entered into a Third Amendment to the Credit Facility (the "Third Amendment") whereby (i) waivers were given for the financial covenants with which the Company was not in compliance at September 30, 2000, (ii) all LIBOR-based borrowings were converted to the base rate plus 2.0% effective October 1, 2000; and (iii) cumulative minimum net sales requirements for the three months of the fourth quarter of 2000 were established. In addition, the Lenders required the retention of a financial advisor to assist the Company in providing the Lenders with periodic financial information and required the Company to provide the Lenders, on weekly basis, certain sales and cash flow information. The Lenders charged the Company approximately $200,000 in connection with the Third Amendment which is being amortized over the remaining term of the Credit Facility.

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

RISKS RELATING TO FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q of AVTEAM, Inc. ("AVTEAM" or the "Company") contains certain "forward-looking statements" within the meaning of the federal securities laws and are not guarantees of future performance. "Forward looking statements" include statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases, such as "will or should result," "are expected to," "will or should continue," "is anticipated," "plans," "intends," "estimated," "projection" and "outlook"). For a variety of reasons, the Company's actual results could differ materially from any forward-looking statements made in this report. Among the factors that could cause actual results to differ from predicted or expected results are the following: the effects of increased indebtedness, interest rates and bank fees, airline industry profitability, reduced availability of funds for operations and expansion, the inability of the Company to retain highly skilled employees, the loss of a major customer, the failure to attract in a timely manner sufficient customers for its CFM56-3 and CFM56-2 repair services, difficulties in executing the Company's plans to further expand CFM56 capability, the decline in overall usage of the JT8D aircraft engine, increased fuel prices and interest charges, a decline in the demand for aftermarket aircraft engines, engine parts and airframe components, seasonal fluctuations, rescheduling or cancellation of customer orders, which could materially adversely affect the Company's revenues; the possibility that regulatory changes and unforeseen events could impact the Company's ability to provide products and services to its customers; existing competition from national and regional competitors, which could result in pricing and other pressures on profitability and

                          AVTEAM, INC. AND SUBSIDIARIES


market share; and other risks, investor considerations and uncertainties set forth in the Company's filings with the Securities and Exchange Commission ("the Commission"), the Company's Form 10-K for the year-ended December 31, 1999, and this quarterly report. Consequently, the reader is cautioned to consider all forward-looking statements in light of the risks to which they are subject.

INVESTOR CONSIDERATIONS

LIQUIDITY

         The Company may experience liquidity difficulties. The Company has a Credit Agreement with a syndicate of lenders led by Bank of America, N.A., as administrative agent (the "Lenders"), pursuant to which the Lenders have made available to the Company a revolving credit facility in the maximum aggregate amount of up to $70 million. The Credit Facility consists of (i) a working capital revolving loan facility (the "Working Capital Facility") in the aggregate principal amount of up to $45 million and (ii) an acquisition revolving loan facility (the "Acquisition Facility") in the aggregate principal amount of up to $25 million. At September 30, 2000, the Company had additional availability of $109,000 under the Working Capital Revolving Loan Facility. As of November 10, 2000, the Company had $2.6 million of available borrowing capacity under the Working Capital Facility. Under the Third Amendment to the credit facility effective as of September 30, 2000, the Company must meet certain financial covenants including newly established net sales requirements. Considering the existing market conditions, there is no assurance that the Company will be able to meet such requirements. See Management's Discussion and Analysis - "Liquidity and Capital Resources" and "The Company's Credit Agreement" and the Notes to Condensed Consolidated Financial Statements.

         The Company is diligently looking for alternatives to the Credit Facility which expires on April 30, 2001. These alternatives include an equity infusion, a strategic partnership, replacement financing or a combination of any of the other alternatives. If the Company is not successful in these efforts, it could lead to an adverse effect on its operations and its ability to meet certain of its obligations as they become due. No assurances can be given as to the extent to which or when the Company may be successful in its efforts.

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

                          AVTEAM, INC. AND SUBSIDIARIES

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

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS; DEPENDENCE ON AVIATION INDUSTRY

           The Company expects to continue to experience significant fluctuations in its operating results in the future, both on an annual and a quarterly basis, caused by various factors, many of which are beyond the control of the Company. These factors include: general economic conditions; specific economic conditions affecting the commercial aviation industry; higher fuel costs; labor disputes or strikes; accelerated changes in engine or aircraft design and usage; the availability, timing and price of Engines and Components; the size and timing of customer sales; the mix of products sold and services provided by the Company; and unanticipated engine lease terminations or a default by a lessee, or parts or repair service customer.

         Demand for aftermarket Engines and Components has historically been seasonal, with increased demand during the summer months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality." In addition, the commercial aviation industry is cyclical and has been subject to periodic fluctuations in its operating results. The aviation industry has recently experienced a significant and protracted downturn or a "soft market". During the current downturn, there has been materially reduced overall demand for Engines and Components, lower selling prices for the Company's products, and increased credit risk associated with doing business with industry participants. An increase in the availability of Engines and Components coupled with limited demand may also cause a downturn in the Company's operating results. Factors such as fuel prices have in the past and are expected to continue in the future to affect the commercial aviation industry and the aftermarket for older model Engines and Components. Increases in fuel prices and interest costs have caused airlines to delay discretionary purchases of maintenance services and related products. In addition, older, typically less fuel-efficient aircraft (into which the Company's products are most often placed) have been and may continue in the future to be removed from service at an increased rate. Each of these factors, individually or in the aggregate, have also had the effect of depressing airline margins.

         The Company obtains its supply of Engines and Components principally by purchasing surplus aircraft and parts inventory. There can be no assurance that Engines and Components required by the Company's customers will be available on acceptable terms or at the times required by the Company or that current economic and other factors which affect the aviation industry will not continue to have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

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

                          AVTEAM, INC. AND SUBSIDIARIES

MANAGEMENT OF GROWTH AND INDUSTRY CONDITIONS

         The rapid growth experienced by the Company through 1999 and the severe decline in industry conditions since that date have placed, and are expected to continue to place, material demands on the Company's administrative, operational and financial resources. The Company broadened its product line and services, including entry into the repair and overhaul maintenance business through an acquisition completed in 1999. This expansion could present further challenges to and demands upon the Company's resources. To date, the Company has not begun generating revenue from CFM56-3 and CFM56-2 engine repairs. It is therefore difficult to predict how these operations will be integrated by the Company and accepted by the market, especially during the current adverse market conditions. There can be no assurance that the Company will be able to anticipate business demand accurately, attract and retain the personnel required, manage or finance such growth successfully, and the failure to do so could have a material adverse effect on the Company.

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

COMPETITION

         The aftermarket for Engines and Components is highly fragmented, with a limited number of well-capitalized companies selling a broad range of products, and numerous smaller competitors serving distinct market niches, and is characterized by intense competition. The Company believes that the range and depth of inventories, full product traceability, product knowledge, quality, competitive prices and its broad array of products and services are key factors in distinguishing the Company from other aftermarket suppliers. Certain of the Company's competitors have substantially greater financial, marketing and other resources than the Company. In addition, OEMs, aircraft maintenance providers, leasing companies and FAA-licensed repair facilities may vertically integrate into the aftermarket supply industry, thereby significantly increasing competition. There are established competitors that provide many of the services the Company offers, many of whom have substantially greater financial, marketing and other resources than the Company. In particular, OEM's have aggressively entered the distribution and repair aftermarket. OEM's present significant competitive threats because of their materially greater financial resources and long-standing relationships with airlines. There can be no assurance that the Company will continue to compete effectively against present and future competitors or that competitive pressures, including those intensified by the current soft and declining market for the Company's services and products, will not have a material adverse effect on the Company.

                          AVTEAM, INC. AND SUBSIDIARIES

         Most recently there have been a number of acquisitions, bankruptcies and the formation of strategic partnerships within the aftermarket. The effect of these transactions is to concentrate market share with fewer companies and to adversely impact sales and profit margins. This contraction may have a detrimental effect on the Company's ability to attract new customers and to maintain relationships with existing customers.

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

                                     PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

      10.1 Third Amendment to the Credit Agreement dated as of September 30, 2000 between the Company and Bank of America, N.A. and certain lenders identified therein previously filed with the Commission as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10-K/A filed on June 8, 2000 and is incorporated herein by reference.

     27.1     Financial Data Schedule for the period ended September 30, 2000

     (b) Reports on Form 8-K

         The registrant did not file any reports on Form 8-K for the period ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                AVTEAM, Inc.

                                By:
                                    /s/   DONALD A GRAW
Date:  November 14, 2000          -----------------------------------
                                   Donald A. Graw
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



                                    /s/   MARK S. KOONDEL
Date:  November 14, 2000          ----------------------------------
                                   Mark S. Koondel
                                   Chief Financial Officer, Treasurer,
                                   and Assistant Secretary
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Index  Description
-------------  -------------------------------------------------------------
10.1           Third Amendment to the Credit Agreement dated as of September
               30, 2000 between the Company and Bank of America, N.A. and certain lenders identified therein previously filed with the
               Commission as an exhibit to Amendment No. 1 to the Company's
               Annual Report on Form 10-K/A filed on June 8, 2000 and is
               incorporated herein by reference.

27.1           Financial Data Schedule for the period ended September 30, 2000
